Form 10-K
period 2014-12-31
BARINGTON/HILCO ACQUISITION CORP.
filed 2015-05-06
CIK 1622175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-36832

BARINGTON/HILCO ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-1455824
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, 17th Floor New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 974-5710

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	Nasdaq Capital Market
Warrants to purchase one-half of one share of Common Stock	Nasdaq Capital Market
Rights, exchangeable into one-tenth of one share of Common Stock	Nasdaq Capital Market
Units, each consisting of one share of Common Stock, one Right and one Warrant	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No   ☐

The Registrant was formed on July 24, 2014 and its fiscal year ended on December 31, 2014. Accordingly, the Registrant was not in existence as of the last business day of the second fiscal quarter of 2014.

As of May 6, 2015, there were 5,661,336 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

Explanatory Note

Pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended, this Annual Report of Barington/Hilco Acquisition Corp. contains only financial statements for the fiscal year ended December 31, 2014.

BARINGTON/HILCO ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders

of Barington/Hilco Acquisition Corp.

We have audited the accompanying balance sheet of Barington/Hilco Acquisition Corp. (the “Company”) as of December 31, 2014 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 24, 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Barington/Hilco Acquisition Corp. as of December 31, 2014, and the results of its operations and its cash flows for the period from July 24, 2014 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

May 6, 2015

BARINGTON/HILCO ACQUISITION CORP.

Balance Sheet

As of December 31, 2014

ASSETS
Current asset - cash and cash equivalents	$63,937
Deferred offering costs	80,345
Total Assets	$144,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued formation and offering costs	$966
Promissory notes - related parties	120,000
Total Liabilities	120,966

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-
Common stock, $0.0001 par value; 11,000,000 shares authorized; 1,150,000 shares issued and outstanding (1)	115
Additional paid-in capital	24,885
Accumulated deficit	(1,684)
Total Stockholders' Equity	23,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$144,282

(1)	Includes an aggregate of 150,000 shares of common stock held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Note 5).

The accompanying notes are an integral part of the financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Statement of Operations

For the period from July 24, 2014 (inception) through December 31, 2014

Formation and operating costs	$1,684
Net Loss	$(1,684)

Weighted average shares outstanding, basic and diluted (1)	$1,000,000
Basic and diluted net loss per common share	$(0.00)

(1)	Excludes an aggregate of 150,000 shares of common stock held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Note 5).

The accompanying notes are an integral part of the financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Statement of Changes in Stockholders’ Equity

For the period from July 24, 2014 (inception) through December 31, 2014

	Common Stock(1)		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance – July 24, 2014 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	1,150,000	115	24,885	-	25,000
Net loss	-	-	-	(1,684)	(1,684)

Balance – December 31, 2014	1,150,000	$115	$24,885	$(1,684)	$23,316

(1)	Includes an aggregate of 150,000 shares of common stock held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Note 5).

The accompanying notes are an integral part of the financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Statement of Cash Flows

For the period from July 24, 2014 (inception) through December 31, 2014

Cash Flows from Operating Activities:
Net loss	$(1,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued formation and offering costs	966
Net cash used in operating activities	(718)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to sponsors	25,000
Payment of offering costs	(80,345)
Proceeds from promissory notes - related parties	120,000
Net cash provided by financing activities	64,655

Net Change in Cash and Cash Equivalents	63,937
Cash and Cash Equivalents – Beginning	-
Cash and Cash Equivalents – Ending	$63,937

The accompanying notes are an integral part of these financial statements.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Barington/Hilco Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 24, 2014. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more businesses or entities that the Company has not yet identified (“Business Combination”).

At December 31, 2014, the Company had not yet commenced any operations. All activity through December 31, 2014 relates to the Company’s formation and its Initial Public Offering which is described below.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on February 5, 2015. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per Unit on February 11, 2015, generating gross proceeds of $40,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 295,000 Units (“Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsors and EarlyBirdCapital, Inc. (and/or its designees) (“EBC”), generating gross proceeds of $2,950,000, which is described in Note 4.

Following the closing of the Initial Public Offering on February 11, 2015, an amount of $40,800,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

On February 11, 2015, EBC notified the Company of its election to exercise its over-allotment option to the extent of 293,069 Units. The sale of the additional Units closed on February 18, 2015 at $10.00 per Unit, generating total gross proceeds of $2,930,690. Following the closing of the over-allotment, an additional $2,842,769 of net proceeds was placed in the Trust Account, resulting in $43,642,769 (approximately $10.17 per Unit) held in Trust.

Transaction costs amounted to $1,613,722, consisting of $1,287,921 of underwriting fees and $325,801 of Initial Public Offering costs. In addition, following the closing of the Initial Public Offering, $624,199 of cash was available outside of the Trust Account for the payment of offering costs, repayment of notes payable to related parties and to fund operations.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Units are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s Business Combination must be with a target business or businesses whose collective fair market value is equal to at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against a Business Combination. In the event that the Company is required to seek stockholder approval in connection with a Business Combination, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares that are voted are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to convert their shares of common stock upon the consummation of a Business Combination for a pro-rata portion of the amount then in the Trust Account (initially approximately $10.17 per share if the Company has not elected to extend the time available to complete a Business Combination, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Company’s sponsors, officers and directors have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their insider shares (as defined in Note 5), shares underlying the Private Units and any public shares held, in favor of approving a Business Combination. Notwithstanding the foregoing, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Securities Exchange Act), will be restricted from seeking conversion rights with respect to 15% or more of the shares of common stock sold in the Initial Public Offering without the Company’s prior written consent.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

The Company has until 18 months from the closing of the Initial Public Offering to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 18 months, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination) (“Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the initial stockholders or their affiliates or designees must deposit into the Trust Account $100,000 prior to the applicable deadline for each three month extension. The Company’s initial stockholders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any; and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining holders of Common Stock and the Company’s board of directors, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of the Company’s plan of dissolution and liquidation. The Company will pay the costs of any subsequent liquidation from its remaining assets outside of the Trust Account. If such funds are insufficient, certain of the Company’s sponsors have agreed to pay the funds necessary to complete such liquidation (in an amount not to exceed $15,000) and have agreed not to seek repayment for such expenses.

In connection with the redemption of 100% of the Company’s outstanding public shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for its working capital requirements or necessary to pay the Company’s taxes payable. Holders of rights and warrants will receive no proceeds in connection with the liquidation with respect to such rights and warrants, which will expire worthless.

The initial stockholders have agreed to waive their conversion rights with respect to the insider shares and the shares underlying the Private Units (i) in connection with the consummation of a Business Combination and (ii) if the Company fails to consummate a Business Combination within the Combination Period. However, if the Company’s initial stockholders should acquire public shares in or after the Initial Public Offering, they will be entitled to redemption rights with respect to such public shares if the Company fails to consummate a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit (initially approximately $10.17 per share if the Company has not elected to extend the time available to complete a Business Combination).

The Company’s sponsors have agreed that they will indemnify the Company to the extent necessary to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but only if such a vendor or prospective target business does not execute such a waiver. However, the sponsors may not be able to meet such obligation as the Company has not required the sponsors to retain any assets to provide for their indemnification obligations, nor has the Company taken any further steps to ensure that the sponsors will be able to satisfy any indemnification obligations that arise. Moreover, the sponsors will not be personally liable to the Company’s public stockholders if the sponsors should fail to satisfy their obligations under this agreement and instead will only be liable to the Company. The Company will seek to reduce the possibility that the sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Therefore, the distribution from the Trust Account to each holder of shares of Common Stock may be less than approximately $10.17 (if the Company has not elected to extend the time available to complete a Business Combination), plus interest, due to such claims.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Emerging growth company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended (“Securities Act”) registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2014.

Deferred offering Costs

Deferred offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that were directly related to the Initial Public Offering and were charged to stockholders’ equity upon the completion of the Initial Public Offering on February 11, 2015. Offering costs amounting to $1,613,722 were charged to stockholder’s equity upon completion of the Initial Public Offering.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by certain of the Company’s initial stockholders. Weighted average shares were reduced for the effect of an aggregate of 150,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). At December 31, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2014. The Company is subject to income tax examinations by U.S. federal and state taxing authorities since inception. The income tax provision was deemed to be immaterial for the year ended December 31, 2014.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2014, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Subsequent events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On February 1, 2015, the Company sold 4,000,000 Units at a purchase price of $10.00 per Unit in the Initial Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), one right (“Public Right”) and one redeemable common stock purchase warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon the consummation of a Business Combination (see Note 7). Each Public Warrant will entitle the holder to purchase one-half share of Common Stock at an exercise price of $12.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Company’s sponsors and EBC (and/or its designees) purchased 295,000 Private Units (285,000 Units by the Company’s sponsors and 10,000 Units by EBC) at a price of $10.00 per Unit ($2,950,000 in the aggregate) from the Company in a private placement. The proceeds from the Private Units was added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 7. In addition, the holders of the common stock underlying the Private Units have agreed (a) to vote such shares in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of such Business Combination, unless the Company provides dissenting stockholders with the opportunity to convert such shares in connection with any such vote, (c) not to convert such shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity and (d) that such shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to) until the completion of the Business Combination. If the Company does not complete a Business Combination, the Private Warrants and the Private Rights will expire worthless.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 5. RELATED PARTY TRANSACTIONS

Insider Shares

In September 2014, the Company issued 1,150,000 shares of common stock to its sponsors (the “insider shares”) for an aggregate purchase price of $25,000. The 1,150,000 insider shares included an aggregate of up to 150,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Company’s sponsors would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the shares underlying the Private Units). As a result of the underwriters’ election to exercise their over-allotment option to purchase 293,069 Units on February 11, 2015 (see Note 6), 73,267 insider shares were no longer subject to forfeiture. The underwriters elected not to exercise the remaining portion of the over-allotment option; accordingly, 76,733 insider shares were forfeited. The insider shares are identical to the shares of Common Stock included in the Units sold in the Initial Public Offering. However, the sponsors have agreed (a) to vote their insider shares and any public shares acquired in or after the Initial Public Offering in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of such Business Combination, unless the Company provides dissenting stockholders with the opportunity to convert their public shares in connection with any such vote, (c) not to convert any insider shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity and (d) that such shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the sponsors have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) until, with respect to 50% of the insider shares, the earlier of six months after the consummation of a Business Combination and the date on which the closing price of the Company’s Common Stock exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of a Business Combination and, with respect to the remaining 50% of the insider shares, one year after the date of the consummation of a Business Combination, or earlier in each case if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company pays Barington Capital Group, L. P., an affiliate of James A. Mitarotonda, the Company’s Chairman of the Board, a total of $7,500 per month for office space, utilities and secretarial support commencing on February 11, 2015. Upon the completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Promissory Notes

The Company entered into promissory notes with affiliates of certain of its sponsors, whereby the affiliates, Barington Capital Group, L.P. and Hilco Global, loaned the Company an aggregate of $120,000 (“Promissory Notes”) to be used for the payment of expenses related to the Initial Public Offering. The Promissory Notes were non-interest bearing, unsecured and due on the earlier of (i) September 29, 2015, (ii) the date on which the Company consummated its Initial Public Offering or (iii) the date on which the Company determined to not proceed with the Initial Public Offering. The Promissory Notes were repaid on February 12, 2015.

In order to meet the Company’s working capital needs following the consummation of the Initial Public Offering, the Company’s sponsors, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes either would be paid upon consummation of the Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 6. COMMITMENTS & CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on February 5, 2015, the holders of the insider shares, as well as the holders of the Private Units (and underlying securities) and any shares the Company’s sponsors, officers, directors or their affiliates may be issued in payment of working capital loans made to the Company, are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. Notwithstanding the foregoing, EBC may only exercise such demand rights on one occasion. The holders of a majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of Common Stock are to be released from escrow. The holders of a majority of the Private Units or shares issued in payment of working capital loans made to the Company can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to the registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 600,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price. On February 11, 2015, the Company received notice of the underwriter’s election to exercise their over-allotment option to purchase 293,069 Units at a purchase price of $10.00 per Unit. The remaining 306,931 Units expired unexercised by the underwriters.

The underwriters were entitled to an underwriting discount of 3.0%, or $1,287,921, which was paid in cash at the closing of the Initial Public Offering on February 11, 2015 or shortly thereafter.

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon consummation of the Business Combination in an amount equal to 4% of the total gross proceeds raised in the Initial Public Offering (exclusive of any applicable finders’ fee which might become payable) and the Company has the option to pay up to 25% of the 4% fee with shares of the Company’s Common Stock priced at $10.00 per share.

Unit Purchase Option

On February 11, 2015, the Company sold EBC, for $100, an option to purchase up to a total of 200,000 Units exercisable at $11.00 per Unit (or an aggregate exercise price of $2,200,000) commencing on the later of the consummation of a Business Combination and February 5, 2016. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on February 5, 2020. The Units issuable upon exercise of this option are identical to those sold in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $593,023 (or $2.97 per Unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.54% and (3) expected life of five years. The option and the 200,000 Units, as well as the shares of Common Stock, rights and warrants (and underlying shares of Common Stock) that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a 180-day period following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of Common Stock at a price below its exercise price.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2014, there are no shares of preferred stock issued or outstanding.

Common Stock – At December 31, 2014, the Company was authorized to issue 8,500,000 shares of Common Stock with a par value of $0.0001 per share. On January 28, 2015, the Company filed an Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 11,000,000 shares. Holders of the Company’s Common Stock are entitled to one vote for each common share. At December 31, 2014, there were 1,150,000 shares of Common Stock issued and outstanding, of which 150,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the Company’s initial stockholders would own 20% of the issued and outstanding shares after the consummation of the Initial Public Offering (see Note 5).

Rights – Each holder of a right will receive one-tenth (1/10) of one share of Common Stock upon consummation of a Business Combination, even if the holder of such right converted all shares of Common Stock held by him, her or it in connection with the Business Combination or an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional shares of Common Stock upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Common Stock will receive in the transaction on an as-converted into Common Stock basis. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. The number of shares of common stock issuable upon the conversion of the rights may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Warrants – Public Warrants may only be exercised for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination and (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of the Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire three years after the consummation of a Business Combination or earlier upon redemption or liquidation.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except the Private Warrants are exercisable for cash (even if a registration statement covering the Common Stock issuable upon exercise of such Private Warrants is not effective) or on a cashless basis, at the holder’s option, and are not redeemable by the Company, in each case so long as they are still held by the initial stockholders or their permitted transferees.

The Company may call the warrants for redemption (excluding the Private Warrants but including any outstanding warrants issued upon exercise of the unit purchase option issued to EBC and/or its designees), in whole and not in part, at a price of $.01 per warrant:

•	at any time while the Public Warrants are exercisable,
•	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,
•	if, and only if, the reported last sale price of the Common Stock equals or exceeds $17.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Public Warrant holders, and
•	if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Public Warrants, multiplied by the difference between the exercise price of the Public Warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. Accordingly, the warrants may expire worthless.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of May, 2015.

BARINGTON/HILCO ACQUISITION CORP.

By:	/s/ Cory Lipoff
	Name:	Cory Lipoff
	Title:	Chief Executive Officer
(Principal executive officer and
principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cory Lipoff and Jared L. Landaw his true and lawful attorney-in-fact, with full power of substitution and substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments including post-effective amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Cory lipoff	Chief Executive Officer	May 6, 2015
Cory Lipoff	(Principal executive officer and principal financial and accounting officer)

/s/ James A. Mitarotonda
James A. Mitarotonda	Chairman	May 6, 2015

/s/ Jared L. Landaw
Jared L. Landaw	Secretary and Director	May 6, 2015

Jeffrey B. Hecktman	Director	May 6, 2015

/s/ Robert Mettler
Robert Mettler	Director	May 6, 2015

/s/ Frank R. Mori
Frank R. Mori	Director	May 6, 2015

/s/ Jeffrey D. Nuechterlein
Jeffrey D. Nuechterlein	Director	May 6, 2015