Form 10-Q
period 2015-03-31
BARINGTON/HILCO ACQUISITION CORP.
filed 2015-05-15
CIK 1622175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-36689

BARINGTON/HILCO ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-1455824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, 17th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 974-5710

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No ☐

As of May 14, 2015, there were 5,661,336 shares of the Company’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BARINGTON/HILCO ACQUISITION CORP.

Condensed Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$523,115	$63,937
Prepaid expenses	106,076	-
Total Current Assets	629,191	63,937

Cash and securities held in Trust Account	43,642,865	-
Deferred offering costs	-	80,345
TOTAL ASSETS	$44,272,056	$144,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$7,566	$966
Promissory notes - related parties	-	120,000
Total Liabilities	7,566	120,966

Commitments and Contingencies
Common stock subject to possible redemption, 3,860,815 and 0 shares at conversion value as of March 31, 2015 and December 31, 2014, respectively	39,264,488	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,000,000 and 8,500,000 shares authorized; 1,800,521 and 1,150,000 shares issued and outstanding (excluding 3,860,815 and 0 shares subject to possible redemption) as of March 31, 2015 and December 31, 2014, respectively	180	115
Additional paid-in capital	5,027,400	24,885
Accumulated deficit	(27,578)	(1,684)
Total Stockholders' Equity	5,000,002	23,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,272,056	$144,282

1

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statement of Operations

Three Months Ended March 31, 2015

(Unaudited)

Formation and operating costs	$25,894
Net Loss	$(25,894)

Weighted average shares outstanding, basic and diluted	$3,457,553
Basic and diluted net loss per common share	$(0.01)

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2015

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance – Janaury 1, 2015	1,150,000	$115	$24,885	$(1,684)	$23,316

Sale of 4,000,000 Units, net of underwriters discount and offering expenses	4,000,000	400	38,473,799	-	38,474,199

Sale of 295,000 Private Units	295,000	30	2,949,970	-	2,950,000

Unit Purchase Options issued to underwritiers	-	-	100	-	100

Sale of 293,069 over-allotment Units to underwriters, net of underwriters discount and offering expenses	293,069	29	2,842,740	-	2,842,769

Forfeiture of 76,733 shares of common stock due to underwriters not exercising full over-allotment option	(76,733)	(8)	8	-	-

Common stock subject to redemption	(3,860,815)	(386)	(39,264,102)	-	(39,264,488)

Net loss				(25,894)	(25,894)

Balance – March 31, 2015	1,800,521	$180	$5,027,400	$(27,578)	$5,000,002

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statement of Cash Flows

Three Months Ended March 31, 2015

(Unaudited)

Three Months Ended March 31, 2015

Cash Flows from Operating Activities:
Net loss	$(25,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(96)
Changes in operating assets and liabilities:
Prepaid expenses	(106,076)
Accrued expenses	6,600
Accrued formation and offering costs	80,345
Net cash used in operating activities	(45,121)

Cash Flows from Investing Activities:
Investment of cash and securities held in trust	(43,642,769)
Net cash used in investing activities	(43,642,769)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	38,800,000
Proceeds from sale of Private Units	2,950,000
Proceeds from sale of over-allotment Units, net of underwriting discounts paid	2,842,769
Proceeds from sale of Unit Purchase Option	100
Payment of offering costs	(325,801)
Repayment of promissory notes - related parties	(120,000)
Net cash provided by financing activities	44,147,068

Net Change in Cash and Cash Equivalents	459,178
Cash and Cash Equivalents – Beginning	63,937
Cash and Cash Equivalents – Ending	$523,115

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

At March 31, 2015, the Company had not yet commenced any operations. All activity through March 31, 2015 relates to the Company’s formation and its Initial Public Offering which is described below.

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

On February 11, 2015, EBC notified the Company of its election to exercise its over-allotment option to the extent of 293,069 Units. The sale of the additional Units closed on February 18, 2015 at $10.00 per Unit, generating gross proceeds of $2,930,690. Following the closing of the over-allotment, an additional $2,842,769 of net proceeds was placed in the Trust Account, resulting in $43,642,769 (approximately $10.17 per Unit) held in the Trust Account.

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

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against a Business Combination. In the event that the Company is required to seek stockholder approval in connection with a Business Combination, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares that are voted are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to convert their shares of common stock upon the consummation of a Business Combination for a pro-rata portion of the amount then in the Trust Account (initially approximately $10.17 per share if the Company has not elected to extend the time available to complete a Business Combination, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Company’s sponsors, officers and directors have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their insider shares (as defined in Note 5), shares underlying the Private Units and any public shares held, in favor of approving a Business Combination. Notwithstanding the foregoing, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Securities Exchange Act (the “Exchange Act”)), will be restricted from seeking conversion rights with respect to 15% or more of the shares of common stock sold in the Initial Public Offering without the Company’s prior written consent.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

In connection with the redemption of 100% of the Company’s outstanding public shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for its working capital requirements or necessary to pay the Company’s taxes payable. Holders of rights and warants will receive no proceeds in connection with the liquidation with respect to such rights and warrants, which will expire worthless.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period from July 24, 2014 (inception) though December 31, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2014 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the period from July 24, 2014 (inception) through December 31, 2014. The interim results for the three months ended Mach 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2015.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Cash and securities held in Trust Account

At March 31, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2015, the common stock subject to possible redemption in the amount of $39,264,488 (or 3,860,815 shares) is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $1,613,722 were charged to stockholder’s equity upon completion of the Initial Public Offering.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At March 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of common stock and rights that convert into shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2015 and December 31, 2014. The Company is subject to income tax examinations by U.S. federal and state taxing authorities since inception.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Company’s sponsors and EBC (and/or its designees) purchased 295,000 Private Units (285,000 Units by the Company’s sponsors and 10,000 Units by EBC) at a price of $10.00 per Unit ($2,950,000 in the aggregate) from the Company in a private placement. The proceeds from the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 7. In addition, the holders of the common stock underlying the Private Units have agreed (a) to vote such shares in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of such Business Combination, unless the Company provides dissenting stockholders with the opportunity to convert such shares in connection with any such vote, (c) not to convert such shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity and (d) that such shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to) until the completion of the Business Combination. If the Company does not complete a Business Combination, the Private Warrants and the Private Rights will expire worthless.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company pays Barington Capital Group, L. P., an affiliate of James A. Mitarotonda, the Company’s Chairman of the Board, a total of $7,500 per month for office space, utilities and administrative support commencing on February 11, 2015. Upon the completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2015, there are no shares of preferred stock issued or outstanding.

Common Stock – On January 28, 2015, the Company filed an Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 8,500,000 shares to 11,000,000 shares. The Company’s Common Stock has a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At March 31, 2015, there were 1,800,521 shares of Common Stock issued and outstanding (excluding 3,860,615 shares of Common Stock subject to possible redemption).

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

As of March 6, 2015, holders of the Company’s Units were able to separately trade the Common Stock, rights and warrants included in the Units. Those Units not separated continue to trade on NASDAQ under the symbol “BHACU” and each of the underlying shares of Common Stock, rights and warrants trade on NASDAQ under the symbols “BHAC,” “BHACR” and “BHACW”, respectively.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2015	December 31, 2014
Assets:
Cash and securities held in Trust Account	1	$43,642,865	$-

NOTE 8. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Barington/Hilco Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to holders of our insider shares. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement and prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were formed on July 24, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses that we have not yet identified. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region although we intend to focus on consumer focused businesses located in the United States. We intend to utilize cash derived from the proceeds of our Initial Public Offering and the private placement of the Private Units, our securities, debt or a combination of cash, securities and debt, in effecting a Business Combination. The issuance of additional shares of Common Stock or preferred stock in a Business Combination:

•	may significantly dilute the equity interest of existing stockholders;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our common stock, rights and/or warrants.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our cash flows after an initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;
•	our immediate repayment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to March 31, 2015 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2015, we had a net loss of $25,894, mainly consisting of operating costs and expenses.

Liquidity and Capital Resources

On February 1, 2015, we consummated our Initial Public Offering of 4,000,000 units at a price of $10.00 per unit, generating gross proceeds of $40,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the private sale of an aggregate of 295,000 Units at a price of $10.00 per unit, generating gross proceeds of $2,950,000. Following the closing of our Initial Public Offering, our underwriters elected to exercise their over-allotment option to the extent of 293,069 Units at a price of $10.00 per Unit, generating gross proceeds of $2,930,690. We received net proceeds from our Initial Public Offering, sale of the Private Units and sale of the over-allotment Units of $44,266,968, net of $1,287,921 cash paid for underwriting fees and $325,801 cash paid for offering costs. An aggregate of $43,642,769 was placed into a Trust Account, while the remaining funds of $624,199 were placed in an account outside of the Trust Account for working capital purposes.

As of March 31, 2015, we had cash and securities held in the Trust Account of $43,642,865 consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us to pay taxes. Through March 31, 2015, we did not withdraw any funds from the interest earned on the Trust Account.

As of March 31, 2015, we had cash of $523,115 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of March 31, 2015, we had accounts payable and accrued expenses of $7,566.

For the three months ended March 31, 2015, cash used in operating activities amounted to $45,121, resulting from a net loss of $25,894 and a changes in our operating assets and liabilities of $19,131.

We intend to use substantially all of the funds held in the Trust Account (less amounts used to pay taxes) to complete our Business Combination. We estimate our annual franchise tax obligations, based on the number of shares of our Common Stock authorized and outstanding after the completion of the Initial Public Offering, to be approximately $32,900. Our annual income tax obligations will depend on the amount of interest income earned in the Trust Account. We do not expect the interest earned on the amount in the Trust Account will be sufficient to pay all of our tax obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our sponsors, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit.

We do not believe we will need to raise additional funds in order to meet the expenditures required for the next twelve months. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete a Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay Barington Capital Group, L.P., an affiliate of our Chairman, a monthly fee of $7,500 for office space, utilities and administrative support provided to us. We began incurring these fees on February 11, 2015 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the Company’s liquidation.

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following significant accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2015, the common stock subject to possible redemption in the amount of $39,264,488 (or 3,860,815 shares) is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Income taxes

We comply with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2015. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

We may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

Our policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2015 and December 31, 2014. We are subject to income tax examinations by U.S. federal and state taxing authorities since inception.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our Initial Public Offering, the sale of the Private Units and the sale of the over-allotment units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our registration statement and prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in registration statement and prospectus filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARINGTON/HILCO ACQUISITION CORP.

Date: May 14, 2015	/s/ Cory Lipoff
Name: Cory Lipoff
Title: Chief Executive Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

