Form 10-Q
period 2015-06-30
BARINGTON/HILCO ACQUISITION CORP.
filed 2015-08-06
CIK 1622175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015, there were 5,661,336 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BARINGTON/HILCO ACQUISITION CORP.

Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$445,082	$63,937
Prepaid expenses	110,803	-
Total Current Assets	555,885	63,937

Cash and securities held in Trust Account	43,643,954	-
Deferred offering costs	-	80,345
TOTAL ASSETS	$44,199,839	$144,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$21,080	$966
Promissory notes - related parties	-	120,000
Total Liabilities	21,080	120,966

Commitments and Contingencies

Common stock subject to possible redemption, 3,853,846 and 0 shares at conversion value as of June 30, 2015 and December 31, 2014, respectively	39,178,751	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,000,000 and 8,500,000 shares authorized; 1,807,490 and 1,150,000 shares issued and outstanding (excluding 3,853,846 and 0 shares subject to possible redemption) as of June 30, 2015 and December 31, 2014, respectively	181	115
Additional paid-in capital	5,113,136	24,885
Accumulated deficit	(113,309)	(1,684)
Total Stockholders' Equity	5,000,008	23,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,199,839	$144,282

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statement of Operations

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015

Operating costs	$86,820	$112,810
Loss from operations	(86,820)	(112,810)

Other income:
Interest income	1,089	1,185
Net Loss	$(85,731)	$(111,625)

Weighted average shares outstanding, basic and diluted	1,800,521	2,624,460

Basic and diluted net loss per common share	$(0.05)	$(0.04)

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2015

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance - January 1, 2015	1,150,000	$115	$24,885	$(1,684)	$23,316

Sale of 4,000,000 Units, net of underwriters discount and offering expenses	4,000,000	400	38,473,799	-	38,474,199

Sale of 295,000 Private Units	295,000	30	2,949,970	-	2,950,000

Unit Purchase Options issued to underwriters	-	-	100	-	100

Sale of 293,069 over-allotment Units to underwriters, net of underwriters discount and offering expenses	293,069	29	2,842,740	-	2,842,769

Forfeiture of 76,733 shares of common stock due to underwriters not exercising full over-allotment option	(76,733)	(8)	8	-	-

Common stock subject to redemption	(3,853,846)	(385)	(39,178,366)	-	(39,178,751)

Net loss				(111,625)	(111,625)

Balance - March 31, 2015	1,807,490	$181	$5,113,136	$(113,309)	$5,000,008

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statement of Cash Flows

Six Months Ended June 30, 2015

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(111,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(1,185)
Changes in operating assets and liabilities:
Prepaid expenses	(110,803)
Accrued expenses	20,114
Accrued formation and offering costs	80,345
Net cash used in operating activities	(123,154)

Cash Flows from Investing Activities:
Investment of cash and securities held in trust	(43,642,769)
Net cash used in investing activities	(43,642,769)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	38,800,000
Proceeds from sale of Private Units	2,950,000
Proceeds from sale of over-allotment Units, net of underwriting discounts paid	2,842,769
Proceeds from sale of Unit Purchase Option	100
Payment of offering costs	(325,801)
Repayment of promissory notes - related parties	(120,000)
Net cash provided by financing activities	44,147,068

Net Change in Cash and Cash Equivalents	381,145
Cash and Cash Equivalents - Beginning	63,937
Cash and Cash Equivalents - Ending	$445,082

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Barington/Hilco Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 24, 2014. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more businesses or entities (“Business Combination”).

At June 30, 2015, the Company had not yet commenced any operations. All activity through June 30, 2015 relates to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Following the closing of the Initial Public Offering on February 11, 2015, an amount of $40,800,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

Transaction costs amounted to $1,613,722, consisting of $1,287,921 of underwriting fees and $325,801 of Initial Public Offering costs. In addition, as of June 30, 2015, cash held outside of the Trust Account amounted to $445,082.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period from July 24, 2014 (inception) though December 31, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2014 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the period from July 24, 2014 (inception) through December 31, 2014. The interim results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2015.

Cash and securities held in Trust Account

At June 30, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2015, the common stock subject to possible redemption in the amount of $39,178,751 (or 3,853,846 shares) is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $1,613,722 were charged to stockholder’s equity upon completion of the Initial Public Offering.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At June 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of common stock and rights that convert into shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2015 and December 31, 2014.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTE 3. INITIAL PUBLIC OFFERING

On February 11, 2015, the Company sold 4,000,000 Units at a purchase price of $10.00 per Unit in the Initial Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), one right (“Public Right”) and one redeemable common stock purchase warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon the consummation of a Business Combination (see Note 7). Each Public Warrant entitles the holder to purchase one-half share of Common Stock at an exercise price of $12.50 per whole share (see Note 7).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

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

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company pays Barington Capital Group, L. P., an affiliate of James A. Mitarotonda, the Company’s Chairman of the Board, a total of $7,500 per month for office space, utilities and administrative support commencing on February 11, 2015. Upon the completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid $30,000 in fees during the three and six months ended June 30, 2015.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

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

The underwriters were entitled to an underwriting discount of 3.0%, or $1,287,921, which was paid in cash at the closing of the Initial Public Offering on February 11, 2015 and upon the exercise of the underwriter’s over-allotment option.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At June 30, 2015, there are no shares of preferred stock issued or outstanding.

Common Stock - On January 28, 2015, the Company filed an Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 8,500,000 shares to 11,000,000 shares. The Company’s Common Stock has a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At June 30, 2015, there were 1,807,490 shares of Common Stock issued and outstanding (excluding 3,853,846 shares of Common Stock subject to possible redemption).

As of March 6, 2015, holders of the Company’s Units were able to separately trade the Common Stock, rights and warrants included in the Units. Those Units not separated continue to trade on NASDAQ under the symbol “BHACU” and each of the underlying shares of Common Stock, rights and warrants trade on NASDAQ under the symbols “BHAC,” “BHACR” and “BHACW”, respectively.

Rights - Each holder of a right will receive one-tenth (1/10) of one share of Common Stock upon consummation of a Business Combination, even if the holder of such right converted all shares of Common Stock held by him, her or it in connection with the Business Combination or an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional shares of Common Stock upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. The number of shares of common stock issuable upon the conversion of the rights may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

Warrants - Public Warrants may only be exercised for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination and (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of the Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire three years after the consummation of a Business Combination or earlier upon redemption or liquidation.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2015	December 31, 2014
Assets:
Cash and securities held in Trust Account	1	$43,643,954	$-

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Any material events that occurred between the balance sheet date and the date that the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

We were formed on July 24, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. We intend to utilize cash derived from the proceeds of our Initial Public Offering and the private placement of the Private Units, our securities, debt or a combination of cash, securities and debt, in effecting a Business Combination. The issuance of additional shares of Common Stock or preferred stock in a Business Combination:

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to June 30, 2015 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2015, we had a net loss of $85,731 and $111,625, respectively, mainly consisting of operating costs and expenses.

Liquidity and Capital Resources

On February 11, 2015, we consummated our Initial Public Offering of 4,000,000 units at a price of $10.00 per unit, generating gross proceeds of $40,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the private sale of an aggregate of 295,000 Units at a price of $10.00 per unit, generating gross proceeds of $2,950,000. Following the closing of our Initial Public Offering, our underwriters elected to exercise their over-allotment option to the extent of 293,069 Units at a price of $10.00 per Unit, generating gross proceeds of $2,930,690. We received net proceeds from our Initial Public Offering, sale of the Private Units and sale of the over-allotment Units of $44,266,968, net of $1,287,921 cash paid for underwriting fees and $325,801 cash paid for offering costs. An aggregate of $43,642,769 was placed into a Trust Account, while the remaining funds of $624,199 were placed in an account outside of the Trust Account for working capital purposes.

As of June 30, 2015, we had cash and securities held in the Trust Account of $43,643,954 consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us for working capital purposes and to pay taxes. Through June 30, 2015, we did not withdraw any funds from the interest earned on the Trust Account.

As of June 30, 2015, we had cash of $445,082 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of June 30, 2015, we had accounts payable and accrued expenses of $21,080.

For the six months ended June 30, 2015, cash used in operating activities amounted to $123,154, mainly resulting from a net loss of $111,625 and a changes in our operating assets and liabilities of $10,344.

We intend to use substantially all of the funds held in the Trust Account (less amounts used for working capital purposes and to pay taxes) to complete our Business Combination. We estimate our annual franchise tax obligations, based on the number of shares of our Common Stock authorized and outstanding after the completion of the Initial Public Offering, to be approximately $32,900. Our annual income tax obligations will depend on the amount of interest income earned in the Trust Account. We do not expect the interest earned on the amount in the Trust Account will be sufficient to pay all of our tax obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following significant accounting policy:

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2015, the common stock subject to possible redemption in the amount of $39,178,751 (or 3,853,846 shares) is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

BARINGTON/HILCO ACQUISITION CORP.

Date: August 6, 2015	/s/ Cory Lipoff
Name: Cory Lipoff
Title: Chief Executive Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

