Form 10-Q
period 2015-09-30
BARINGTON/HILCO ACQUISITION CORP.
filed 2015-11-10
CIK 1622175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, there were 5,661,336 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BARINGTON/HILCO ACQUISITION CORP.

Condensed Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$343,000	$63,937
Prepaid expenses	79,689	-
Total Current Assets	422,689	63,937

Cash and securities held in Trust Account	43,645,054	-
Deferred offering costs	-	80,345
TOTAL ASSETS	$44,067,743	$144,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$113,661	$966
Promissory notes - related parties	-	120,000
Total Liabilities	113,661	120,966

Commitments and Contingencies

Common stock subject to possible redemption, 3,831,649 and 0 shares at redemption value as of September 30, 2015 and December 31, 2014, respectively	38,954,081	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,000,000 and 8,500,000 shares authorized; 1,829,687 and 1,150,000 shares issued and outstanding (excluding 3,831,649 and 0 shares subject to possible redemption) as of September 30, 2015 and December 31, 2014, respectively	183	115
Additional paid-in capital	5,337,804	24,885
Accumulated deficit	(337,986)	(1,684)
Total Stockholders' Equity	5,000,001	23,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,067,743	$144,282

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015

Operating costs	$225,777	$338,587
Loss from operations	(225,777)	(338,587)

Other income:
Interest income	1,100	2,285
Net Loss	$(224,677)	$(336,302)

Weighted average shares outstanding, basic and diluted	1,807,490	1,812,529

Basic and diluted net loss per common share	$(0.12)	$(0.19)

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2015

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance - January 1, 2015	1,150,000	$115	$24,885	$(1,684)	$23,316

Sale of 4,000,000 Units, net of underwriters discount and offering expenses	4,000,000	400	38,473,799	-	38,474,199

Sale of 295,000 Private Units	295,000	30	2,949,970	-	2,950,000

Unit Purchase Options issued to underwriters	-	-	100	-	100

Sale of 293,069 over-allotment Units to underwriters, net of underwriters discount and offering expenses	293,069	29	2,842,740	-	2,842,769

Forfeiture of 76,733 shares of common stock due to underwriters not exercising full over-allotment option	(76,733)	(8)	8	-	-

Common stock subject to redemption	(3,831,649)	(383)	(38,953,698)	-	(38,954,081)

Net loss	-	-	-	(336,302)	(336,302)

Balance - September 30, 2015	1,829,687	$183	$5,337,804	$(337,986)	$5,000,001

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statement of Cash Flows

Nine Months Ended September 30, 2015

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(336,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(2,285)
Changes in operating assets and liabilities:
Prepaid expenses	(79,689)
Accrued expenses	112,695
Accrued formation and offering costs	80,345
Net cash used in operating activities	(225,236)

Cash Flows from Investing Activities:
Investment of cash and securities held in trust	(43,642,769)
Net cash used in investing activities	(43,642,769)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	38,800,000
Proceeds from sale of Private Units	2,950,000
Proceeds from sale of over-allotment Units, net of underwriting discounts paid	2,842,769
Proceeds from sale of Unit Purchase Option	100
Payment of offering costs	(325,801)
Repayment of promissory notes - related parties	(120,000)
Net cash provided by financing activities	44,147,068

Net Change in Cash and Cash Equivalents	279,063
Cash and Cash Equivalents – Beginning	63,937
Cash and Cash Equivalents – Ending	$343,000

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

At September 30, 2015, the Company had not yet commenced any operations. All activity through September 30, 2015 relates to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on February 5, 2015. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per Unit on February 11, 2015, generating gross proceeds of $40,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 295,000 Units (“Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsors and EarlyBirdCapital, Inc (“EBC”), generating gross proceeds of $2,950,000, which is described in Note 5.

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

Transaction costs amounted to $1,613,722, consisting of $1,287,921 of underwriting fees and $325,801 of Initial Public Offering costs. In addition, as of September 30, 2015, cash held outside of the Trust Account amounted to $343,000.

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

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against a Business Combination. In the event that the Company is required to seek stockholder approval in connection with a Business Combination, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares that are voted are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to convert their shares of common stock upon the consummation of a Business Combination for a pro-rata portion of the amount then in the Trust Account (initially approximately $10.17 per share if the Company has not elected to extend the time available to complete a Business Combination, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Company’s sponsors, officers and directors have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their insider shares (as defined in Note 6), shares underlying the Private Units and any public shares held, in favor of approving a Business Combination.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

NOTE 2. LIQUIDITY

The Company does not believe it will need to raise additional funds in order to meet its expenditures required for the next twelve months. However, if management’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete a Business Combination because it does not have sufficient funds available to it, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period from July 24, 2014 (inception) though December 31, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2014 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the period from July 24, 2014 (inception) through December 31, 2014. The interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

The Company had no activity for the period from July 24, 2015 (inception) through September 30, 2014. Accordingly, the condensed statement of operations and condensed statement of cash flow for the period from July 24, 2015 (inception) through September 30, 2014 are not presented.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2015.

Cash and securities held in Trust Account

At September 30, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2015, the common stock subject to possible redemption in the amount of $38,954,081 (or 3,831,649 shares) is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Offering costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $1,613,722 were charged to stockholder’s equity upon completion of the Initial Public Offering.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At September 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of common stock and rights that convert into shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2015 and December 31, 2014.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 4. INITIAL PUBLIC OFFERING

On February 11, 2015, the Company sold 4,000,000 Units at a purchase price of $10.00 per Unit in the Initial Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), one right (“Public Right”) and one redeemable common stock purchase warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon the consummation of a Business Combination (see Note 8). Each Public Warrant entitles the holder to purchase one-half share of Common Stock at an exercise price of $12.50 per whole share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Company’s sponsors and EBC purchased 295,000 Private Units (285,000 Units by the Company’s sponsors and 10,000 Units by EBC) at a price of $10.00 per Unit ($2,950,000 in the aggregate) from the Company in a private placement. The proceeds from the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 8. In addition, the holders of the common stock underlying the Private Units have agreed (a) to vote such shares in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of such Business Combination, unless the Company provides dissenting stockholders with the opportunity to convert such shares in connection with any such vote, (c) not to convert such shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity and (d) that such shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to) until the completion of the Business Combination. If the Company does not complete a Business Combination, the Private Warrants and the Private Rights will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Insider Shares

In September and October 2014, the Company issued 1,150,000 shares of Common Stock to its sponsors (the “insider shares”) for an aggregate purchase price of $25,000. The 1,150,000 insider shares included an aggregate of up to 150,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Company’s sponsors would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the shares underlying the Private Units). As a result of the underwriters’ election to exercise their over-allotment option to purchase 293,069 Units on February 11, 2015 (see Note 7), 73,267 insider shares were no longer subject to forfeiture. The underwriters elected not to exercise the remaining portion of the over-allotment option; accordingly, 76,733 insider shares were forfeited.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company pays Barington Capital Group, L. P., an affiliate of James A. Mitarotonda, the Company’s Chairman of the Board, a total of $7,500 per month for office space, utilities and administrative support commencing on February 11, 2015. Upon the completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid $22,500 and $52,500 in fees during the three and nine months ended September 30, 2015, respectively.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 7. COMMITMENTS & CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2015, there are no shares of preferred stock issued or outstanding.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Common Stock - On January 28, 2015, the Company filed an Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 8,500,000 shares to 11,000,000 shares. The Company’s Common Stock has a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At September 30, 2015, there were 1,829,687 shares of Common Stock issued and outstanding (excluding 3,831,649 shares of Common Stock subject to possible redemption).

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

The Company may call the warrants for redemption (excluding the Private Warrants but including any outstanding warrants issued upon exercise of the unit purchase option issued to EBC), in whole and not in part, at a price of $.01 per warrant:

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2015	December 31, 2014
Assets:
Cash and securities held in Trust Account	1	$43,645,054	$-

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to September 30, 2015 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2015, we had a net loss of $224,677 and $336,302, respectively, mainly consisting of operating costs and target identification expenses.

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

As of September 30, 2015, we had cash and securities held in the Trust Account of $43,645,054 (including $2,285 of cash and accrued income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us for working capital purposes and to pay taxes. Through September 30, 2015, we did not withdraw any funds from the interest earned on the Trust Account.

As of September 30, 2015, we had cash of $343,000 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of September 30, 2015, we had accounts payable and accrued expenses of $113,661.

For the nine months ended September 30, 2015, cash used in operating activities amounted to $225,236, mainly resulting from a net loss of $336,302 and changes in our operating assets and liabilities of $113,351.

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

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2015, the common stock subject to possible redemption in the amount of $38,954,081 (or 3,831,649 shares) is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

BARINGTON/HILCO ACQUISITION CORP.

Date: November 10, 2015	/s/ Cory Lipoff
Name: Cory Lipoff
Title: Chief Executive Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

