Form 10-K
period 2015-12-31
BARINGTON/HILCO ACQUISITION CORP.
filed 2016-03-30
CIK 1622175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒     No   ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $41.9 million.

As of March 29, 2016, there were 5,661,336 shares of Common Stock, $.0001 par value per share, outstanding.

PART I

ITEM 1.	BUSINESS.

In this Annual Report on Form 10-K (this “Form 10-K”), references to the “Company,” “we,” “us” and “our” refer to Barington/Hilco Acquisition Corp.

Introduction

We are a Delaware blank check company incorporated on July 24, 2014 formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (an “Initial Business Combination”). The Company has not generated any operating revenues and will not until after completion of its Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from its initial public offering (the “IPO”).

Company History

In September 2014, our sponsors purchased an aggregate of 1,150,000 shares of our common stock, which we refer to throughout this report as the “Insider Shares,” for an aggregate purchase price of $25,000, or approximately $0.02 per share.

On February 11, 2015, the Company sold 4,000,000 Units at a purchase price of $10.00 per Unit in its IPO. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), one right (“Public Right”) and one redeemable Common Stock purchase warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon the consummation of our Initial Business Combination. Each Public Warrant entitles the holder to purchase one-half share of Common Stock at an exercise price of $12.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 295,000 Units (“Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsors and EarlyBirdCapital, Inc., the representative of the Company’s underwriters (“EBC”), generating gross proceeds of $2,950,000. On such date, EBC notified the Company of its election to exercise its over-allotment option to the extent of 293,069 out of a possible 600,000 Units. Pursuant to terms set forth upon their purchase, 76,733 Insider Shares held by our sponsors were forfeited when the underwriters did not exercise their over-allotment option in full.

Of the net proceeds from our IPO (including the exercise of the over-allotment option) and the private placement of the Private Units, $43,642,769 was placed in a trust account at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except as described in this Form 10-K, these proceeds will not be released until the earlier of the completion of our Initial Business Combination and our redemption of 100% of the outstanding public shares of Common Stock upon our failure to consummate an Initial Business Combination by August 11, 2016 (or November 11, 2016 or February 11, 2017, if we have duly extended the business combination period by depositing $100,000 into the Trust Account prior to the relevant deadline(s)).

Business Strategy

Competitive Strengths

We believe our competitive strengths to be the following:

Status as a public company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Transaction flexibility

We offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our Initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Effecting Our Initial Business Combination

General

Our Initial Business Combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Identifying a Target Business

Subject to our management team’s pre-existing fiduciary duties and the limitations that a target business have a fair market value of at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for our Initial Business Combination, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

• financial condition and results of operation;

• growth potential;

• brand recognition and potential;

• return on equity or invested capital;

• market capitalization or enterprise value;

• experience and skill of management and availability of additional personnel;

• capital requirements;

• competitive position;

• barriers to entry;

• stage of development of the products, processes or services;

• existing distribution and potential for expansion;

• degree of current or potential market acceptance of the products, processes or services;

• proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

• impact of regulation on the business;

• regulatory environment of the industry;

• costs associated with effecting the business combination;

• industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

• macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our Initial Business Combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account at the time of the execution of a definitive agreement for our Initial Business Combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Initial Business Combination could own less than a majority of our outstanding shares subsequent to our Initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. To date, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. However, if we seek to consummate an Initial Business Combination with an entity that is affiliated with any of our officers, directors or sponsors and are therefore required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view, we would ask that banking firm to opine on whether the target business met the 80% fair market value test. Nevertheless, we are not required to do so and could determine not to do so without consent of our stockholders.

Lack of Business Diversification

We expect to complete only a single business combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating our Initial Business Combination with only a single entity, our lack of diversification may:

• subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination; and

• result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Stockholder Approval of Business Combination

In connection with any proposed business combination, we will seek stockholder approval of our Initial Business Combination at a meeting called for such purpose at which public stockholders (but not our sponsors, officers or directors) may seek to convert their shares of Common Stock, regardless of whether they vote for or against the proposed Initial Business Combination, into a portion of the aggregate amount then on deposit in the Trust Account, subject to the limitations described herein.

We will consummate our Initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of Common Stock voted are voted in favor of the business combination. As a result, if stockholders owning approximately 89% or more of the shares of Common Stock sold in the IPO exercise conversion rights, the business combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company upon consummation of the proposed Initial Business Combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such business combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an Initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such Initial Business Combination, our net tangible asset threshold may limit our ability to consummate such Initial Business Combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. Alternatively, we may not be able to consummate a business combination unless the number of shares of Common Stock seeking conversion rights is significantly less than the 89% indicated above. As a result, we may not be able to consummate such Initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 18 months from the closing of the IPO (or 24 months if the period of time which we can complete a business combination has been extended by the full amount) in order to be able to receive a portion of the Trust Account.

Our sponsors and our officers and directors have agreed (1) to vote any shares of Common Stock owned by them in favor of any proposed business combination and (2) not to convert any shares of Common Stock into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a proposed Initial Business Combination or a vote to amend the provisions of our certificate of incorporation relating to stockholders’ rights or pre-business combination activity.

Liquidation if No Business Combination

If we do not complete a business combination within 18 months from the closing of the IPO (or up to a total of 24 months if the period of time which we can complete a business combination has been extended by the full amount), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In connection with our redemption of 100% of our outstanding public shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us for our working capital requirements or necessary to pay our taxes payable on such funds (subject in each case to our obligations under Delaware law to provide for claims of creditors). There will be no distribution from the Trust Account with respect to our rights or warrants, which will expire worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our Initial Business Combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our Initial Business Combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th, 21st or 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. The underwriters in the IPO have already executed such a waiver agreement. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the Trust Account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the Trust Account. As a result, if we liquidate, the per-share distribution from the Trust Account could be less than $10.17 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the Trust Account, inclusive of any interest not previously released to us, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

We anticipate notifying the trustee of the Trust Account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our sponsors have waived their rights to participate in any liquidation distribution with respect to their Insider Shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the Trust Account and from the interest income on the balance of the Trust Account (net income and other tax obligations) that may be released to us to fund our working capital requirements. If such funds are insufficient, affiliates of Barington Capital Group, L. P. and Hilco Global have agreed to pay the funds necessary to complete such liquidation (in an amount not to exceed $15,000) and have agreed not to seek repayment of such expenses.

If we are unable to consummate an Initial Business Combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the Trust Account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the Trust Account only in the event of our failure to complete our Initial Business Combination in the required time period or if the stockholders seek to have us convert their respective shares of Common Stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the Trust Account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we may not be able to return to our public stockholders at least $10.17 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the Trust Account to our public stockholders promptly after 18, 21 or 24 months from the closing of the IPO, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of our Initial Business Combination may delay the completion of a transaction;

•	our obligation to convert shares of Common Stock held by our public stockholders may reduce the resources available to us for our Initial Business Combination;

•	our outstanding rights, warrants and unit purchase options, and the potential future dilution they represent;

•	our obligation to ensure that if we enter into a definitive agreement for an Initial Business Combination in which we will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Common Stock will receive in the transaction on an as-converted into Common Stock basis (for instance, if the business combination would result in each share of Common Stock outstanding being exchanged for two shares of Common Stock, each right would result in the holder receiving two-tenths ( 2/10) of a share of Common Stock upon consummation of such business combination);

•	our obligation to pay a fee of approximately $1,717,000 to EBC for assisting us in connection with our Initial Business Combination;

•	our obligation to either repay or issue private units upon conversion of up to $500,000 of working capital loans that may be made to us by our sponsors, officers, directors or their affiliates;

•	our obligation to register the resale of the Insider Shares, as well as the private units (and underlying securities) and any shares issued to our sponsors, officers, directors or their affiliates upon conversion of working capital loans; and

•	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of an Initial Business Combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our Initial Business Combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting our Initial Business Combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our Initial Business Combination, we may not have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they devote at any time varies based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our Initial Business Combination.

ITEM 1A.	RISK FACTORS.

Not required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We currently maintain our principal executive offices at 888 Seventh Avenue, 17th floor, New York, NY 10019. Prior to January 1, 2016, the cost for this space was included in the $7,500 per-month fee Barington Capital Group, L.P., an affiliate of James A. Mitarotonda, charged us for general and administrative services pursuant to a letter agreement between us and Barington Capital Group, L.P.. Barington Capital Group, L.P. no longer charges us this fee. We believe, based on rents and fees for similar services in New York, that the fee charged by Barington Capital Group, L.P. prior to January 1, 2016 was at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our units, Common Stock, rights and warrants are traded on The Nasdaq Capital Market under the symbols BHACU, BHAC, BHACR and BHACW, respectively. The following table sets forth the high and low sales prices for our units, Common Stock, rights and warrants for the periods indicated since our units began public trading on February 6, 2015 and our Common Stock, rights and warrants began public trading on March 6, 2015.

FISCAL YEAR ENDED DECEMBER 31, 2015	HIGH	LOW	HIGH	LOW	HIGH	LOW	HIGH	LOW
	UNITS		COMMON STOCK		RIGHTS		WARRANTS
1st Quarter	$10.01	$9.95	$-	$-	$0.28	$0.26	$0.18	$0.18
2nd Quarter	$10.16	$9.98	$10.53	$9.65	$0.30	$0.20	$0.18	$0.15
3rd Quarter	$10.20	$10.05	$9.97	$9.75	$0.27	$0.18	$0.16	$0.13
4th Quarter	$10.20	$10.02	$9.85	$9.67	$0.29	$0.11	$0.18	$0.12

Holders

As of March 28, 2016, there were 11 holders of record of our Units, 13 holders of record of our Common Stock, 1 holder of record of our rights and 1 holder of record of our warrants.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to the completion of a business combination. The payment of any cash dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants that we may agree to in connection therewith.

Recent Sales of Unregistered Securities

Except as previously disclosed with respect to the Insider Shares and Private Units, none.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We were formed on July 24, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. We intend to use cash derived from the proceeds of our IPO and the private placement of the Private Units, our securities, debt or a combination of cash, securities and debt, in effecting an Initial Business Combination. The issuance of additional shares of Common Stock or preferred stock in an Initial Business Combination:

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to December 31, 2015 relates to our formation, our IPO and private placement and the identification and evaluation of prospective candidates for an Initial Business Combination. Since the completion of our IPO, we have not generated any operating revenues and will not generate such revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2015 and for the period from July 24, 2014 (inception) through December 31, 2014, we had a net loss of $473,690 and $1,684, respectively, mainly consisting of target identification expenses and operating costs.

Liquidity and Capital Resources

On February 11, 2015, we consummated our IPO of 4,000,000 units at a price of $10.00 per unit, generating gross proceeds of $40,000,000. Simultaneously with the closing of our IPO, we consummated the private sale of an aggregate of 295,000 Units at a price of $10.00 per unit, generating gross proceeds of $2,950,000. Following the closing of our IPO, our underwriters elected to exercise their over-allotment option to the extent of 293,069 Units at a price of $10.00 per Unit, generating gross proceeds of $2,930,690. We received net proceeds from our IPO, sale of the Private Units and sale of the over-allotment Units of $44,266,968, net of $1,287,921 cash paid for underwriting fees and $325,801 cash paid for offering costs. An aggregate of $43,642,769 was placed into the Trust Account, while the remaining funds of $624,199 were placed in an account outside of the Trust Account for working capital purposes.

As of December 31, 2015, we had cash and securities held in the Trust Account of $43,646,683 (including $3,914 of cash and accrued income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us for working capital purposes and to pay taxes. Through December 31, 2015, we did not withdraw any funds from the interest earned on the Trust Account.

As of December 31, 2015, we had cash of $199,436 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of December 31, 2015, we had accounts payable and accrued expenses of $80,095.

For the year ended December 31, 2015, cash used in operating activities amounted to $368,800, mainly resulting from a net loss of $473,690 and changes in our operating assets and liabilities of $108,804.

We intend to use substantially all of the funds held in the Trust Account (less amounts used for working capital purposes and to pay taxes) to complete our Initial Business Combination. We estimate our annual franchise tax obligations, based on the number of shares of our Common Stock authorized and outstanding after the completion of the IPO, to be approximately $32,900. Our annual income tax obligations will depend on the amount of interest income earned in the Trust Account. We do not expect the interest earned on the amount in the Trust Account will be sufficient to pay all of our tax obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, structure, negotiate and complete an Initial Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete an Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our sponsors, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of an Initial Business Combination into additional Private Units at a price of $10.00 per Unit. Our sponsors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay Barington Capital Group, L.P., an affiliate of our Chairman, a monthly fee of $7,500 for office space, utilities and administrative support provided to us. We began incurring these fees on February 11, 2015 and ceased incurring these fees effective January 1, 2016.

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

Common Stock subject to possible redemption

We account for our Common Stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. Our Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2015, the Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We will adopt the methodologies prescribed by ASU 2014-15 by the date required, and we do not anticipate that the adoption of ASU 2014-15 will have a material effect on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our IPO, the sale of the Private Units and the sale of the over-allotment units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-14 comprising a portion of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Cory Lipoff	58	Chief Executive Officer
James A. Mitarotonda	61	Chairman of the Board
Jared L. Landaw	50	Secretary and Director
Jeffrey B. Hecktman	61	Director
Robert Mettler	74	Director
Frank R. Mori	74	Director
Jeffrey D. Nuechterlein	58	Director

Cory Lipoff has served as our Chief Executive Officer since May 1, 2015. Mr. Lipoff has been a trusted and passionate advisor to retailers on strategic and financial performance issues for over 30 years. He currently serves as Executive Vice President and a Principal in Hilco Merchant Resources, a division of Hilco Global, and a respected advisor to retail companies. He has assisted numerous retailers around the world to create significant shareholder value across all key retail sectors, including department store, specialty apparel and hard lines, big box and grocery. A recognized expert in bankruptcy, corporate reorganization and restructurings, Mr. Lipoff specializes in structuring and implementing sophisticated asset redeployment strategies for retailers. Prior to joining Hilco in 2000, Mr. Lipoff was a Partner in bankruptcy/commercial law at Jones-Day and has served as Chairman of the Compensation Committee on the board of directors of Loehmann’s and has served on the board of advisors for the University of Florida, Miller Retail Center.

We believe that Mr. Lipoff is well qualified to serve as our Chief Executive Officer based on his experience advising retail and other consumer focused businesses, the considerable resources he brings to bear as the Executive Vice President of Hilco Merchant Resources and his legal expertise.

James A. Mitarotonda has served as our Chairman of the Board since our inception. From the inception of the Company through May 1, 2015, Mr. Mitarotonda also served as our Chief Executive Officer. Mr. Mitarotonda is Chairman of the Board, President and Chief Executive Officer of Barington Capital Group, L.P., an investment management firm that he co-founded in November 1991. Mr. Mitarotonda is also Chairman of the Board, President and Chief Executive Officer of Barington Companies Investors, LLC, the general partner of Barington Companies Equity Partners, L.P., a value-oriented activist investment fund. Mr. Mitarotonda currently serves as a director of A. Schulman, Inc., where he serves on the Compensation Committee and the Strategic Committee, and The Pep Boys — Manny, Moe & Jack, where he serves on the Compensation Committee and the Nominating and Governance Committee and was the Chairman of the Board from July 2008 until June 2009. During the past five years, he also served as a director of The Jones Group, Inc., Ameron International Corporation, Griffon Corporation and Gerber Scientific, Inc. He is also a former director of Register.com, Inc. and Sielox, Inc. Mr. Mitarotonda also serves as the Chairman of the Business Advisory Board of Queens College.

We believe that Mr. Mitarotonda is well qualified to serve as a director of the Company based on his public company director experience, his investment banking expertise and his experience investing in consumer focused companies.

Jared L. Landaw has served as our Secretary and a member of our board since our inception. Mr. Landaw is the Chief Operating Officer and General Counsel of Barington where he has been employed since 2004. From 1998 until 2003, Mr. Landaw worked at International Specialty Products Inc., or ISP, a manufacturer of specialty chemicals and performance enhancing products, where he was the Vice President of Law. At ISP, Mr. Landaw was responsible for, among other things, handling all merger and acquisition and strategic transactions and was the recipient of the Chairman’s Award for “outstanding work and notable contribution to the affairs of the Company.” Prior to that, he was an attorney in the Mergers & Acquisitions Practice Group at the law firm Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Landaw currently serves as a director of Costar Technologies, Inc., where he serves as Chairman of the Nominating and Corporate Governance Committee and as a member of the Strategic Committee which oversees mergers, acquisitions and other strategic transactions. He is also a member of the Board of Trustees of Big Brothers Big Sisters of New York City, Inc.

We believe that Mr. Landaw is well qualified to serve as a director of the Company based on, among other things, his extensive experience in mergers and acquisitions and his expertise in corporate governance.

Jeffrey B. Hecktman has served as a director since September, 2014. Mr. Hecktman is Chairman and Chief Executive Officer of Hilco Global, an independent financial services company that helps companies maximize the value of their assets. Mr. Hecktman founded Hilco in 1987 to conduct business asset liquidations. Today, Hilco Global has expanded its services with a portfolio of twenty companies that focus on asset valuation, asset monetization, and advisory solutions for clients around the world. Mr. Hecktman is an active member of the National Retail Federation, the Commercial Finance Association, the Turnaround Management Association and the American Bankruptcy Institute.

We believe that Mr. Hecktman is well qualified to serve as a director of the Company based on his experience advising retail and other consumer focused businesses, the considerable resources he brings to bear as the Chairman and Chief Executive Officer of Hilco Global and his management experience as a chief executive officer.

Robert Mettler has served as a director since September, 2014. Mr. Mettler was President of Special Projects of Macy's, Inc. from February 2008 until his retirement in January 2009.  He previously served as Chairman and Chief Executive Officer of Macy's West, a division of Macy's, Inc., from 2002 to 2008 and as President and Chief Operating Officer of Macy's West from 2000 to 2002.  Prior to joining Macy's, Mr. Mettler held various executive positions in the retail industry, including President of Merchandising - Full Line Stores of Sears, Roebuck and Co. from 1996 to 2000, President of Apparel and Home Fashions of Sears from 1993 to 1996, and President and Chief Executive Officer of Robinson's May Company from 1987 to 1993.  During the past five years, Mr. Mettler has served on the Board of Directors of Stein Mart, Inc., Quiksilver, Inc., and The Jones Group.

We believe Mr. Mettler is well qualified to serve as a director of the Company based on his experience in the retail industry, including more than 20 years in executive positions with major department stores, his merchandising and marketing expertise, and his experience as a public company director.

Frank R. Mori has served as a director since September, 2014.  Mr. Mori is the Co-Chief Executive of Takihyo, LLC, a private investment firm headquartered in New York City. From 1986 to 2000, he served as a director of Donna Karan International, Inc. and served for part of this time as the company’s first Chief Executive Officer. From 1975 to 2002, he served as Chief Executive Officer and director of Anne Klein & Co., Inc.  Mr. Mori has been a member of the Board of Directors of Dillard’s, Inc. since 2008, where he serves as a member of the Board's Stock Option and Executive Compensation Committee.  From 2002 to 2007, Mr. Mori served as a member of the Board of Directors of The Stride Rite Corporation, where he served from 2005 to 2007 as lead outside director and spearheaded the sale of the company in 2007 to Collective Brands, Inc.

We believe Mr. Mori is well qualified to serve as a director of the Company based on his broad knowledge and perspectives as an apparel manufacturer, his sourcing and manufacturing expertise and his experience as a chief executive officer.

Jeffrey D. Nuechterlein has served as a director since September, 2014. In 2000, Mr. Nuechterlein founded and since inception has been Managing Partner of an investment management company now called Nue Capital LLC. Nue Capital manages public and private equity investments and frequently invests in retail and consumer focused companies. Previously, Mr. Nuechterlein served as Managing Director and Chief Investment Officer, Pension Fund Investments, at National Gypsum Company from 1997 until 2000, Senior Counsel to the U.S. Trade Representative from 1995 until 1996, was an attorney with Dewey Ballantine, LLP from 1992 until 1995, served as Special Assistant for Policy to the Governor of Virginia from 1990 to 1991, served as Counsel to the U.S. Senate's Judiciary Subcommittee on Technology from 1989 until 1990, and he practiced law with Covington & Burling from 1987 until 1989. Mr. Nuechterlein serves on the Board of Trustees of Chesapeake Lodging Trust, where he is a member of the Audit Committee and the Nominating and Corporate Governance Committee and he is Chairman of the Board of Directors of Cartica Capital, a privately-held equity manager that is focused on investments in emerging markets. In addition, he is a former member of the Board of Directors of The Jones Group, Inc., where he served on the Audit Committee. Among his non-profit activities, Mr. Nuechterlein serves on the board of Americans for Oxford, Inc. and the Classical American Homes Preservation Trust in New York, and he is a member of the Council on Foreign Relations in New York.

We believe Mr. Nuechterlein is well qualified to serve as a director of the Company based on, among other things, his experience in strategic planning, corporate finance and venture capital investing.

Audit Committee

Upon the closing of the IPO, we established an audit committee of the board of directors, consisting of Jeffrey D. Nuechterlein, Robert Mettler and Frank Mori, each of whom is an independent director. Jeffrey D. Nuechterlein is the chairman of our audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we have certified to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Jeffrey D. Nuechterlein qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Code of Ethics and Audit Committee Charter

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement associated with our IPO. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. From the date of effectiveness of the IPO through December 31, 2015, we paid Barington Capital Group, L.P., an affiliate of James A. Mitarotonda, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement was solely for our benefit and was not intended to provide James A. Mitarotonda compensation in lieu of a salary. Other than the $7,500 per month administrative fee, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, has been or will be paid to our sponsors, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our Initial Business Combination (regardless of the type of transaction that it is). However, such individuals may receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account and the interest income earned on the amounts held in the Trust Account, such expenses would not be reimbursed by us unless we consummate an Initial Business Combination.

After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our Initial Business Combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Compensation Committee

Upon the effectiveness of the IPO, we established a compensation committee of the board of directors consisting of Robert Mettler, Frank Mori and Jeffrey D. Nuechterlein. Robert Mettler is the chairman of the compensation committee. The compensation committee will determine the salary, fees or other compensation (including any cash-based and equity-based compensation plans and arrangements) to be paid to our officers or directors. No salary, fees or other compensation will be paid to our officers and directors until we consummate our Initial Business Combination. Therefore, the compensation committee will not conduct any meetings until after we consummate our Initial Business Combination.

Compensation Committee Interlocks and Insider Participation

Except as disclosed, none of our executive officers currently serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock and rights as of the date of this prospectus and as adjusted to reflect the sale of our shares of Common Stock and rights included in the units offered by this prospectus (assuming none of the individuals listed purchase units in this offering), by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock and rights;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock and rights beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock		Approximate Percentage of Outstanding Shares of Common Stock
James A. Mitarotonda	632,758	(2)	11.2%
Barington Companies Advisors, LLC	625,258		11.0%
AQR Capital Management LLC	600,000	(3)	10.6%
Polar Securities Inc.	600,000	(4)	10.6%
Jeffrey B. Hecktman(5)	580,959	(6)	10.3%
Hilco Global	575,959	(7)	10.2%
Davidson Kempner Partners	398,000	(8)	7.0%
Robert Mettler(9)	47,300		*
Frank R. Mori(10)	47,300		*
Jeffrey D. Nuechterlein(11)	47,300		*
Jared L. Landaw	12,845		*
All directors and executive officers as a group (six individuals)	1,368,462		24.2%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 888 Seventh Avenue, 17th Floor, New York, NY 10019.

(2)	Includes the shares of Common Stock beneficially owned by Barington Companies Advisors, LLC, an affiliate of Barington Capital Group, L.P., of which James A. Mitarotonda, as Managing Member, has sole voting and investment power.

(3)	The business address of AQR Capital Management LLC is Two Greenwich Plaza, Greenwich, CT 06830.

(4)	The business address of Polar Securities Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(5)	The business address of Mr. Hecktman is 5 Revere Drive, Suite 2056, Northbrook, IL 60062.

(6)	Includes the shares of Common Stock beneficially owned by Hilco Global and Hilco Merchant Resources, of which Jeffrey B. Hecktman has sole voting and investment power.

(7)	Includes the shares of Common Stock beneficially owned by Hilco Merchant Resources, LLC, an affiliate of Hilco Global, of which Hilco Global has sole voting and investment power.

(8)	The business address of Davidson Kempner Capital Management LP is 65 East 55th Street, 19th Floor, New York, NY 10022.

(9)	The business address of Mr. Mettler is P.O. Box 1209, Rancho Santa Fe, CA 92067.

(10)	The business address of Mr. Mori is 64 Turkey Hill Road South, Westport, CT 06880.

(11)	The business address of Mr. Nuechterlein is 204 South Union Street, Alexandria, VA 22314.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Insider Shares

In September and October 2014, the Company issued 1,150,000 shares of Common Stock to its sponsors (the “Insider Shares”) for an aggregate purchase price of $25,000. The 1,150,000 Insider Shares included an aggregate of up to 150,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Company’s sponsors would collectively own 20% of the Company’s issued and outstanding shares after the IPO (excluding the shares underlying the Private Units). As a result of the underwriters’ election to exercise their over-allotment option to purchase 293,069 Units on February 11, 2015 (see Note 6 to the Financial Statements), 73,267 Insider Shares are no longer subject to forfeiture. The underwriters elected not to exercise the remaining portion of the over-allotment option; accordingly, 76,733 Insider Shares were forfeited.

Private Placement

Simultaneously with the IPO, the Company’s sponsors and EBC purchased 295,000 Private Units (285,000 Units by the Company’s sponsors and 10,000 Units by EBC) at a price of $10.00 per Unit ($2,950,000 in the aggregate) from the Company in a private placement. The proceeds from the Private Units were added to the net proceeds from the IPO held in the Trust Account. The Private Units are identical to the Units sold in the IPO, except for the private warrants (“Private Warrants”), as described in Note 8 to the Financial Statements. In addition, the holders of the Common Stock underlying the Private Units have agreed (a) to vote such shares in favor of an Initial Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Initial Business Combination activities prior to the consummation of such Initial Business Combination, unless the Company provides dissenting stockholders with the opportunity to convert such shares in connection with any such vote, (c) not to convert such shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed Initial Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-Initial Business Combination activity and (d) that such shares shall not participate in any liquidating distribution upon winding up if an Initial Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Insider Shares must agree to) until the completion of the Initial Business Combination. If the Company does not complete an Initial Business Combination, the Private Warrants and the Private Rights will expire worthless.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company paid Barington Capital Group, L. P., an affiliate of James A. Mitarotonda, the Company’s Chairman of the Board, a total of $7,500 per month for office space, utilities and support commencing on February 11, 2015. The Company paid $75,000 in fees for the year ended December 31, 2015. The Company ceased being charged and paying these fees effective January 1, 2016.

Promissory Notes

The Company entered into promissory notes with affiliates of certain of its sponsors, whereby the affiliates, Barington Capital Group, L.P. and Hilco Global, loaned the Company an aggregate of $120,000 (“Promissory Notes”) to be used for the payment of expenses related to the IPO. The Promissory Notes were non-interest bearing, unsecured and due on the earlier of (i) September 29, 2015, (ii) the date on which the Company consummated its IPO or (iii) the date on which the Company determined to not proceed with the IPO. The Promissory Notes were repaid on February 12, 2015.

In order to meet the Company’s working capital needs following the consummation of the IPO, the Company’s sponsors, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes either would be paid upon consummation of the Initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of an Initial Business Combination into additional Private Units at a price of $10.00 per Unit.

Director Independence

Currently Jeffrey B. Hecktman, Robert Mettler, Frank R. Mori and Jeffrey D. Nuechterlein are each considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

We will only enter into an Initial Business Combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Marcum LLP acted as our independent registered public accounting firm during the years ended December 31, 2015 and 2014. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the years ended December 31, 2015 and 2014, audit fees for our independent registered public accounting firm were $65,515 and $10,000, respectively. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the years ended December 31, 2015 and 2014.

Tax Fees

During the years ended December 31, 2015 and 2014, our independent registered public accounting firm did not render any fees for tax services to us.

All Other Fees

During the years ended December 31, 2015 and 2014, fees billed for services provided by our independent registered public accounting firm other than those set forth above amounted to $120,002 and $0, respectively.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee, on at least an annual basis, reviews audit and non-audit services performed by Marcum LLP as well as the fees charged by Marcum LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during the year ended December 31, 2015.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description
1.1	Form of Underwriting Agreement. †
1.2	Merger and Acquisition Agreement. †
3.1	Certificate of Incorporation.*
3.2	Amended and Restated Certificate of Incorporation.†
3.3	Bylaws.*
4.1	Specimen Unit Certificate.**
4.2	Specimen Common Stock Certificate.**
4.3	Specimen Rights Certificate.**
4.4	Specimen Warrant Certificate.**
4.5	Form of Warrant Agreement.**
4.6	Form of Right Agreement.**
4.7	Form of Unit Purchase Option to be issued to EarlyBirdCapital, Inc. †
10.1	Form of Letter Agreement among the Company, EarlyBirdCapital, Inc. and each of the Company’s Officers, Directors and Sponsors.**
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.**
10.3	Form of Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders.**
10.4	Form of Letter Agreement between Barington Capital Group, L.P. and Registrant regarding administrative support.**
10.5	Form of Promissory Note issued to each of Barington Companies Advisors, LLC and Hilco Global.*
10.6	Form of Registration Rights Agreement among the Company and the Sponsors and EarlyBirdCapital, Inc.**
10.7	Form of Subscription Agreements among the Company, Kramer Levin Naftalis & Frankel LLP and the Purchasers of Private Units.**
10.8	Form of Subscription Agreements among the Company, Kramer Levin Naftalis & Frankel LLP and EarlyBird Capital, Inc. †
14	Code of Ethics.**
24	Power of Attorney (included on signature page of this Annual Report).
31	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
99.1	Form of Audit Committee Charter.**
99.2	Form of Nominating Committee Charter.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Incorporated by reference to the Registration Statement on Form S-1 filed by the Company with the Commission on November 13, 2014.

** Incorporated by reference to the Registration Statement on Form S-1/A filed by the Company with the Commission on January 27, 2015.

† Incorporated by reference to the Registration Statement on Form S-1/A filed by the Company with the Commission on February 5, 2015.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2016.

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

Name	Position	Date

/s/ Cory Lipoff	Chief Executive Officer
Cory Lipoff	(Principal executive officer and principal financial and accounting officer)	March 29, 2016

/s/ James A. Mitarotonda
James A. Mitarotonda	Chairman	March 29, 2016

/s/ Jared L. Landaw
Jared L. Landaw	Secretary and Director	March 29, 2016

/s/ Jeffrey B. Hecktman
Jeffrey B. Hecktman	Director	March 29, 2016

/s/ Robert Mettler
Robert Mettler	Director	March 29, 2016

/s/ Frank R. Mori
Frank R. Mori	Director	March 29, 2016

/s/ Jeffrey D. Nuechterlein
Jeffrey D. Nuechterlein	Director	March 29, 2016

BARINGTON/HILCO ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders

of Barington/Hilco Acquisition Corp.

We have audited the accompanying balance sheets of Barington/Hilco Acquisition Corp. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2015 and for the period from July 24, 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barington/Hilco Acquisition Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from July 24, 2014 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, there is substantial doubt about the ability of the Company to continue as a going concern at December 31, 2015. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 29, 2016

BARINGTON/HILCO ACQUISITION CORP.

Balance Sheets

	December 31
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$199,436	$63,937
Prepaid expenses	50,670	-
Total Current Assets	250,106	63,937

Cash and securities held in Trust Account	43,646,683	-
Deferred offering costs	-	80,345
TOTAL ASSETS	$43,896,789	$144,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$80,095	$966
Promissory notes - related parties	-	120,000
Total Liabilities	80,095	120,966

Commitments and Contingencies

Common Stock subject to possible redemption, 3,817,993 and 0 shares at redemption value as of December 31, 2015 and 2014, respectively	38,816,693	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common Stock, $0.0001 par value; 11,000,000 shares authorized; 1,843,343 and 1,150,000 shares issued and outstanding (excluding 3,817,993 and 0 shares subject to possible redemption) as of December 31, 2015 and 2014, respectively	184	115
Additional paid-in capital	5,475,191	24,885
Accumulated deficit	(475,374)	(1,684)
Total Stockholders' Equity	5,000,001	23,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,896,789	$144,282

The accompanying notes are an integral part of the financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Statements of Operations

	Year Ended December 31, 2015	For the Period from July 24, 2014 (inception) through December 31, 2014

Formation and operating costs	$477,604	$1,684
Loss from operations	(477,604)	(1,684)

Other income:
Interest income	3,914	-
Net Loss	$(473,690)	$(1,684)

Weighted average shares outstanding, basic and diluted	1,816,854	1,000,000
Basic and diluted net loss per common share	$(0.26)	$(0.00)

The accompanying notes are an integral part of the financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Statement of Changes in Stockholders’ Equity

For the year ended December 31, 2015 and for the period from July 24, 2014 (inception) through December 31, 2014

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance – July 24, 2014 (Inception)	-	$-	$-	$-	$-

Issuance of Common Stock	1,150,000	115	24,885	-	25,000

Net loss	-	-	-	(1,684)	(1,684)

Balance – December 31, 2014	1,150,000	115	24,885	(1,684)	23,316

Sale of 4,000,000 Units, net of underwriters discount and offering expenses	4,000,000	400	38,473,799	-	38,474,199

Sale of 295,000 Private Units	295,000	30	2,949,970	-	2,950,000

Unit Purchase Options issued to underwriters	-	-	100	-	100

Sale of 293,069 over-allotment Units to underwriters, net of underwriters discount and offering expenses	293,069	29	2,842,740	-	2,842,769

Forfeiture of 76,733 shares of Common Stock due to underwriters not exercising full over-allotment option	(76,733)	(8)	-	-	-

Common Stock subject to redemption	(3,817,993)	(382)	(38,816,311)	-	(38,816,693)

Net loss	-	-	-	(473,690)	(473,690)

Balance - December 31, 2015	1,843,343	$184	$5,475,191	$(475,374)	$5,000,001

The accompanying notes are an integral part of the financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Statements of Cash Flows

	Year Ended December 31, 2015	For the Period from July 24, 2014 (inception) through December 31, 2014
Cash Flows from Operating Activities:
Net loss	$(473,690)	$(1,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(3,914)	-
Changes in operating assets and liabilities:
Prepaid expenses	(50,670)	-
Accounts payable and accrued expenses	79,129	-
Accrued formation and offering costs	80,345	966
Net cash used in operating activities	(368,800)	(718)

Cash Flows from Investing Activities:
Investment of cash and securities held in trust	(43,642,769)	-
Net cash used in investing activities	(43,642,769)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to sponsors	-	25,000
Proceeds from sale of Units, net of underwriting discounts paid	38,800,000	-
Proceeds from sale of Private Units	2,950,000	-
Proceeds from sale of over-allotment Units, net of underwriting discounts paid	2,842,769	-
Proceeds from sale of Unit Purchase Option	100	-
Payment of offering costs	(325,801)	(80,345)
Proceeds from promissory notes - related parties	-	120,000
Repayment of promissory notes - related parties	(120,000)	-
Net cash provided by financing activities	44,147,068	64,655

Net Change in Cash and Cash Equivalents	135,499	63,937
Cash and Cash Equivalents - Beginning	63,937	-
Cash and Cash Equivalents - Ending	$199,436	$63,937

The accompanying notes are an integral part of these financial statements.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

At December 31, 2015, the Company had not yet commenced any operations. All activity through December 31, 2015 relates to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective on February 5, 2015. The Company consummated the IPO of 4,000,000 units (“Units”) at $10.00 per Unit on February 11, 2015, generating gross proceeds of $40,000,000, which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 295,000 Units (“Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsors and EarlyBirdCapital, Inc. (“EBC”), generating gross proceeds of $2,950,000, which is described in Note 5.

Following the closing of the IPO on February 11, 2015, an amount of $40,800,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

On February 11, 2015, EBC notified the Company of its election to exercise its over-allotment option to the extent of 293,069 Units. The sale of the additional Units closed on February 18, 2015 at $10.00 per Unit, generating total gross proceeds of $2,930,690. Following the closing of the over-allotment, an additional $2,842,769 of net proceeds was placed in the Trust Account, resulting in $43,642,769 (approximately $10.17 per Unit) held in Trust Account.

Transaction costs amounted to $1,613,722, consisting of $1,287,921 of underwriting fees and $325,801 of Initial Public Offering costs. In addition, as of December 31, 2015, cash held outside of the Trust Account amounted to $199,436.

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

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against a Business Combination. In the event that the Company is required to seek stockholder approval in connection with a Business Combination, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares that are voted are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to convert their shares of Common Stock upon the consummation of a Business Combination for a pro-rata portion of the amount then in the Trust Account (initially approximately $10.17 per share if the Company has not elected to extend the time available to complete a Business Combination, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Company’s sponsors, officers and directors have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their Insider Shares (as defined in Note 7), shares underlying the Private Units and any public shares held, in favor of approving a Business Combination.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

The Company has until 18 months from the closing of the IPO to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 18 months, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination) (“Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the initial stockholders or their affiliates or designees must deposit into the Trust Account $100,000 prior to the applicable deadline for each three month extension. The Company’s initial stockholders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any; and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining holders of Common Stock and the Company’s board of directors, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of the Company’s plan of dissolution and liquidation. The Company will pay the costs of any subsequent liquidation from its remaining assets outside of the Trust Account. If such funds are insufficient, certain of the Company’s sponsors have agreed to pay the funds necessary to complete such liquidation (in an amount not to exceed $15,000) and have agreed not to seek repayment for such expenses.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2015, the Company had $199,436 in its operating bank accounts, $43,646,683 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its Common Stock in connection therewith and working capital of $170,011. As of December 31, 2015, $3,914 of the amount on deposit in the Trust Account represented interest income, which is available to for working capital purposes and to pay the Company’s tax obligations. Since inception, the Company has not withdrawn any interest income from the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsors, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

None of the sponsors, stockholders, officers or directors, or third parties is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2015.

Cash and securities held in Trust Account

At December 31, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common Stock subject to redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2015, the Common Stock subject to possible redemption in the amount of $38,816,693 (or 3,817,993 shares) is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Deferred Offering Costs

Deferred offering costs consisted principally of legal, accounting and underwriting costs incurred through the balance sheet date that were directly related to the IPO. Offering costs amounting to $1,613,722 were charged to stockholder’s equity upon completion of the IPO.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Weighted average shares as of December 31, 2014 were reduced for the effect of an aggregate of 150,000 shares that were subject to forfeiture if the over-allotment was not exercised by the underwriters. As a result of the underwriters' election to exercise their over-allotment option on February 11, 2015, 73,267 Insider Shares were no longer subject to forfeiture and are therefore included in the calculation of basic net loss per share as of December 31, 2015. Common stock subject to possible redemption at December 31, 2015 have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At December 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of Common Stock and rights that convert into shares of Common Stock in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of Common Stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2015 and 2014.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Subsequent events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

On February 11, 2015, the Company sold 4,293,069 Units at a purchase price of $10.00 per Unit in the IPO. Each Unit consists of one share of the Company’s Common Stock, $0.0001 par value (“Common Stock”), one right (“Public Right”) and one redeemable Common Stock purchase warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon the consummation of a Business Combination (see Note 8). Each Public Warrant entitles the holder to purchase one-half share of Common Stock at an exercise price of $12.50 per whole share (see Note 8).

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the IPO, the Company’s sponsors and EBC purchased 295,000 Private Units (285,000 Units by the Company’s sponsors and 10,000 Units by EBC) at a price of $10.00 per Unit ($2,950,000 in the aggregate) from the Company in a private placement. The proceeds from the Private Units were added to the net proceeds from the IPO held in the Trust Account. The Private Units are identical to the Units sold in the IPO, except for the private warrants (“Private Warrants”), as described in Note 8. In addition, the holders of the Common Stock underlying the Private Units have agreed (a) to vote such shares in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of such Business Combination, unless the Company provides dissenting stockholders with the opportunity to convert such shares in connection with any such vote, (c) not to convert such shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity and (d) that such shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Insider Shares must agree to) until the completion of the Business Combination. If the Company does not complete a Business Combination, the Private Warrants and the Private Rights will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Insider Shares

In September and October 2014, the Company issued an aggregate of 1,150,000 shares of Common Stock to its sponsors (the “Insider Shares”) for an aggregate purchase price of $25,000. The 1,150,000 Insider Shares included an aggregate of up to 150,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Company’s sponsors would collectively own 20% of the Company’s issued and outstanding shares after the IPO (excluding the shares underlying the Private Units). As a result of the underwriters’ election to exercise their over-allotment option to purchase 293,069 Units on February 11, 2015 (see Note 7), 73,267 Insider Shares were no longer subject to forfeiture. The underwriters elected not to exercise the remaining portion of the over-allotment option; accordingly, 76,733 Insider Shares were forfeited.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company paid Barington Capital Group, L. P., an affiliate of James A. Mitarotonda, the Company’s Chairman of the Board, a total of $7,500 per month for office space, utilities and support commencing on February 11, 2015. Upon the completion of a Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. The Company paid $75,000 in fees for the year ended December 31, 2015. The Company ceased being charged and paying these fees effective January 1, 2016. Administrative fees in the amount of $75,000 are included in formation and operating costs in the accompanying statement of operations for the year ended December 31, 2015.

Promissory Notes

The Company entered into promissory notes with affiliates of certain of its sponsors, whereby the affiliates, Barington Capital Group, L.P. and Hilco Global, loaned the Company an aggregate of $120,000 (“Promissory Notes”) to be used for the payment of expenses related to the IPO. The Promissory Notes were non-interest bearing, unsecured and due on the earlier of (i) September 29, 2015, (ii) the date on which the Company consummated its Initial Public Offering or (iii) the date on which the Company determined to not proceed with the IPO. The Promissory Notes were repaid on February 12, 2015.

In order to meet the Company’s working capital needs following the consummation of the IPO, the Company’s sponsors, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes either would be paid upon consummation of the Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 600,000 additional Units to cover over-allotments, if any, at the IPO price. On February 11, 2015, the Company received notice of the underwriter’s election to exercise their over-allotment option to purchase 293,069 Units at a purchase price of $10.00 per Unit. The remaining 306,931 Units expired unexercised by the underwriters.

The underwriters were entitled to an underwriting discount of 3.0%, or $1,287,921, which was paid in cash at the closing of the IPO on February 11, 2015 and upon the exercise of the underwriter’s over-allotment option.

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon consummation of the Business Combination in an amount equal to 4% of the total gross proceeds raised in the IPO (exclusive of any applicable finders’ fee which might become payable) and the Company has the option to pay up to 25% of the 4% fee with shares of the Company’s Common Stock priced at $10.00 per share.

Unit Purchase Option

On February 11, 2015, the Company sold EBC, for $100, an option to purchase up to a total of 200,000 Units exercisable at $11.00 per Unit (or an aggregate exercise price of $2,200,000) commencing on the later of the consummation of a Business Combination and February 5, 2016. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on February 5, 2020. The Units issuable upon exercise of this option are identical to those sold in the IPO. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option on the grant date was approximately $593,023 (or $2.97 per Unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.54% and (3) expected life of five years.

Legal Matters

The Company has engaged a law firm to assist the Company with its legal matters in identifying, negotiating, and consummating a Business Combination, as well as assisting with other legal matters. In the event of a successful Business Combination, the amount of fees to be paid will be agreed upon between the Company and the law firm in light of all the facts and circumstances at that point in time. If a Business Combination does not occur, the Company will not be required to pay this contingent fee. Management is unable to determine the amount of the legal fees to be paid at this time. There can be no assurance that the Company will complete a Business Combination.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2015, there are no shares of preferred stock issued or outstanding.

Common Stock - On January 28, 2015, the Company filed an Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 8,500,000 shares to 11,000,000 shares. Holders of the Company’s Common Stock are entitled to one vote for each common share. At December 31, 2015, there were 1,843,343 shares of Common Stock issued and outstanding (excluding 3,817,993 shares of Common Stock subject to possible redemption).

As of March 6, 2015, holders of the Company’s Units were able to separately trade the Common Stock, rights and warrants included in the Units. Those Units not separated continue to trade on NASDAQ under the symbol “BHACU” and each of the underlying shares of Common Stock, rights and warrants trade on NASDAQ under the symbols “BHAC,” “BHACR” and “BHACW”, respectively.

Rights - Each holder of a right will receive one-tenth (1/10) of one share of Common Stock upon consummation of a Business Combination, even if the holder of such right converted all shares of Common Stock held by him, her or it in connection with the Business Combination or an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional shares of Common Stock upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. The number of shares of Common Stock issuable upon the conversion of the rights may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

Warrants - Public Warrants may only be exercised for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination and (b) 12 months from the effective date of the registration statement relating to the IPO. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of the Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire three years after the consummation of a Business Combination or earlier upon redemption or liquidation.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except the Private Warrants are exercisable for cash (even if a registration statement covering the Common Stock issuable upon exercise of such Private Warrants is not effective) or on a cashless basis, at the holder’s option, and are not redeemable by the Company, in each case so long as they are still held by the initial stockholders or their permitted transferees.

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

NOTE 9. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,
	2015	2014

Deferred tax asset
Net operating loss carryforward	$122,873	$674
Business combination search expenses	93,373	-
Total deferred tax assets	216,246	674
Valuation allowance	(216,246)	(674)
Deferred tax asset, net of allowance	$-	$-

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

The income tax provision (benefit) consists of the following:

	Year Ended December 31,	For the Period from July 24, 2014 (inception) to December 31,
	2015	2014

Federal
Current	$-	$-
Deferred	(160,956)	(504)

State
Current	$-	$-
Deferred	(54,616)	(170)
Change in valuation allowance	215,572	674
Income tax provision (benefit)	$-	$-

As of December 31, 2015, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $269,832 available to offset future taxable income. These NOLs expire beginning in 2036. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2015, the change in the valuation allowance was $215,572.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2015 and 2014 is as follows:

	Year Ended December 31,	For the Period from July 24, 2014 (inception) to December 31,
	2015	2014

Statutory federal income tax rate	(34.0)%	(34.0)%
State taxes, net of federal tax benefit	(11.5)%	(11.5)%
Change in valuation allowance	45.5%	45.5%
Income tax provision (benefit)	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

NOTE 10. FAIR VALUE MEASUREMENTS

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

NOTES TO THE FINANCIAL STATEMENTS

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2015	December 31, 2014
Assets:
Cash and securities held in Trust Account	1	$43,646,683	$-

