Form 10-Q
period 2016-03-31
BARINGTON/HILCO ACQUISITION CORP.
filed 2016-05-16
CIK 1622175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

N/A

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

As of May 16, 2016, there were 5,661,336 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BARINGTON/HILCO ACQUISITION CORP.

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$110,273	$199,436
Prepaid expenses	70,479	50,670
Total Current Assets	180,752	250,106

Cash and marketable securities held in Trust Account	43,661,828	43,646,683
TOTAL ASSETS	$43,842,580	$43,896,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities - Accounts payable and accrued expenses	$174,315	$80,095
Total Liabilities	174,315	80,095

Commitments and Contingencies

Common stock subject to possible redemption, 3,802,074 and 3,817,993 shares at redemption value as of March 31, 2016 and December 31, 2015, respectively	38,668,263	38,816,693

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,000,000 shares authorized; 1,859,262 and 1,843,343 shares issued and outstanding (excluding 3,802,074 and 3,817,993 shares subject to possible redemption) as of March 31, 2016 and December 31, 2015, respectively	186	184
Additional paid-in capital	5,623,619	5,475,191
Accumulated deficit	(623,803)	(475,374)
Total Stockholders’ Equity	5,000,002	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,842,580	$43,896,789

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Operating costs	$163,574	$25,894
Loss from operations	(163,574)	(25,894)

Other income:
Interest income	15,145	-
Net Loss	$(148,429)	$(25,894)

Weighted average shares outstanding, basic and diluted(1)	1,843,343	3,457,553

Basic and diluted net loss per common share	$(0.08)	$(0.01)

(1)	Excludes an aggregate of up to 3,802,074 and 3,860,815 shares subject to redemption at March 31, 2016 and 2015 respectively.

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(148,429)	$(25,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(15,145)	(96)
Changes in operating assets and liabilities:
Prepaid expenses	(19,809)	(106,076)
Accrued expenses	94,220	6,600
Accrued formation and offering costs	-	80,345
Net cash used in operating activities	(89,163)	(45,121)

Cash Flows from Investing Activities:
Investment of cash and marketable securities held in trust	-	(43,642,769)
Net cash used in investing activities	-	(43,642,769)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	38,800,000
Proceeds from sale of Private Units	-	2,950,000
Proceeds from sale of over-allotment Units, net of underwriting discounts paid	-	2,842,769
Proceeds from sale of Unit Purchase Option	-	100
Payment of offering costs	-	(325,801)
Repayment of promissory notes - related parties	-	(120,000)
Net cash provided by financing activities	-	44,147,068

Net Change in Cash and Cash Equivalents	(89,163)	459,178
Cash and Cash Equivalents - Beginning	199,436	63,937
Cash and Cash Equivalents - Ending	$110,273	$523,115

Supplemental disclosure of noncash investing and financing activities:
Change in value of common stock subject to possible redemption	$148,430	$2,819,163
Initial classification of common stock subject to possible redemption	$-	$36,445,325
Reclassification of deferred offering cost to additional paid-in capital	$-	$138,745

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

At March 31, 2016, the Company had not yet commenced any operations. All activity through March 31, 2016 relates to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $1,613,722, consisting of $1,287,921 of underwriting fees and $325,801 of Initial Public Offering costs. In addition, as of March 31, 2016, cash held outside of the Trust Account amounted to $110,273.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of March 31, 2016, the Company had $110,273 in its operating bank accounts, $43,661,828 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its Common Stock in connection therewith and working capital of $6,437. As of March 31, 2016, $19,059 of the amount on deposit in the Trust Account represented interest income, which is available to for working capital purposes and to pay the Company’s tax obligations. Since inception, the Company has not withdrawn any interest income from the Trust Account.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2016.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2016, cash and marketable securities held in the Trust Account consisted of $43,661,828 in United States Treasury Bills with a maturity date of 180 days or less.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Common Stock subject to redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2016, the Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common stock subject to possible redemption at March 31, 2016 and 2015 have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the initial Public Offering and private placement to purchase 4,588,069 shares of Common Stock, (2) rights sold in the initial Public Offering and private placement that convert into 4,588,069 shares of Common Stock and (3) 200,000 shares of common stock, warrants to purchase 200,000 shares of Common Stock and rights that convert into 200,000 shares of Common Stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of Common Stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2016 and 2015.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

NOTE 4. INITIAL PUBLIC OFFERING

On February 11, 2015, the Company sold 4,293,069 Units at a purchase price of $10.00 per Unit in the Initial Public Offering. Each Unit consists of one share of the Company’s Common Stock, $0.0001 par value (“Common Stock”), one right (“Public Right”) and one redeemable Common Stock purchase warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon the consummation of a Business Combination (see Note 8). Each Public Warrant entitles the holder to purchase one-half share of Common Stock at an exercise price of $12.50 per whole share (see Note 8).

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

MARCH 31, 2016

(Unaudited)

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

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company paid Barington Capital Group, L. P., an affiliate of James A. Mitarotonda, the Company’s Chairman of the Board, a total of $7,500 per month for office space, utilities and support commencing on February 11, 2015. Upon the completion of a Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. The Company ceased being charged and paying these fees effective January 1, 2016. Administrative fees in the amount of $0 and $7,500 are included in operating costs in the accompanying statement of operations for the three months ended March 31, 2016 and 2015, respectively.

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

MARCH 31, 2016

(Unaudited)

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2016, there are no shares of preferred stock issued or outstanding.

Common Stock - On January 28, 2015, the Company filed an Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 8,500,000 shares to 11,000,000 shares. Holders of the Company’s Common Stock are entitled to one vote for each common share. At March 31, 2016, there were 1,859,262 shares of Common Stock issued and outstanding (excluding 3,802,704 shares of Common Stock subject to possible redemption).

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2016	December 31, 2015
Assets:
Cash and marketable securities held in Trust Account	1	$43,661,828	$43,646,683

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to March 31, 2016 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2016 and 2015, we had a net loss of $148,429 and $25,894, respectively, mainly consisting of target identification expenses and operating costs.

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

As of March 31, 2016, we had cash and marketable securities held in the Trust Account of $43,661,828 (including $19,059 of cash and accrued income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us for working capital purposes and to pay taxes. Through March 31, 2016, we did not withdraw any funds from the interest earned on the Trust Account.

As of March 31, 2016, we had cash of $110,273 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of March 31, 2016, we had accounts payable and accrued expenses of $174,315.

For the three months ended March 31, 2016, cash used in operating activities amounted to $89,163, resulting from a net loss of $148,429, interest earned on securities held in the Trust Account of $15,145 and changes in our operating assets and liabilities of $74,411. For the three months ended March 31, 2015, cash used in operating activities amounted to $45,121, resulting from a net loss of $25,894, interest earned on securities held in the Trust Account of $96 and changes in our operating assets and liabilities of $19,131.

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

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2016, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

BARINGTON/HILCO ACQUISITION CORP.

Date: May 16, 2016	By:	/s/ Cory Lipoff
Name: Cory Lipoff Title: Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

