Form 10-Q
period 2016-06-30
BARINGTON/HILCO ACQUISITION CORP.
filed 2016-08-12
CIK 1622175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016, there were 5,661,336 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BARINGTON/HILCO ACQUISITION CORP.

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$53,595	$199,436
Prepaid expenses	48,288	50,670
Total Current Assets	101,883	250,106

Cash and marketable securities held in Trust Account	43,680,539	43,646,683
TOTAL ASSETS	$43,782,422	$43,896,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities - Accounts payable and accrued expenses	$151,641	$80,095
Total Liabilities	151,641	80,095

Commitments and Contingencies

Common stock subject to possible redemption, 3,796,761 and 3,817,993 shares at redemption value as of June 30, 2016 and December 31, 2015, respectively	38,630,780	38,816,693

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,000,000 shares authorized; 1,864,575 and 1,843,343 shares issued and outstanding (excluding 3,796,761 and 3,817,993 shares subject to possible redemption) as of June 30, 2016 and December 31, 2015, respectively	186	184
Additional paid-in capital	5,661,102	5,475,191
Accumulated deficit	(661,287)	(475,374)
Total Stockholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,782,422	$43,896,789

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating costs	$56,195	$86,820	$219,769	$112,810
Loss from operations	(56,195)	(86,820)	(219,769)	(112,810)

Other income:
Interest income	18,711	1,089	33,856	1,185
Net Loss	$(37,484)	$(85,731)	$(185,913)	$(111,625)

Weighted average shares outstanding, basic and diluted (1)	1,859,262	1,800,521	1,851,303	1,815,090

Basic and diluted net loss per common share	$(0.02)	$(0.05)	$(0.10)	$(0.06)

(1)	Excludes an aggregate of up to 3,796,761 and 3,853,846 shares subject to redemption at June 30, 2016 and 2015 respectively.

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(185,913)	$(111,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(33,856)	(1,185)
Changes in operating assets and liabilities:
Prepaid expenses	2,382	(110,803)
Accrued expenses	71,546	20,114
Accrued formation and offering costs	-	80,345
Net cash used in operating activities	(145,841)	(123,154)

Cash Flows from Investing Activities:
Investment of cash and marketable securities held in trust	-	(43,642,769)
Net cash used in investing activities	-	(43,642,769)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	38,800,000
Proceeds from sale of Private Units	-	2,950,000
Proceeds from sale of over-allotment Units, net of underwriting discounts paid	-	2,842,769
Proceeds from sale of Unit Purchase Option	-	100
Payment of offering costs	-	(325,801)
Repayment of promissory notes - related parties	-	(120,000)
Net cash provided by financing activities	-	44,147,068

Net Change in Cash and Cash Equivalents	(145,841)	381,145
Cash and Cash Equivalents - Beginning	199,436	63,937
Cash and Cash Equivalents - Ending	$53,595	$445,082

Supplemental disclosure of noncash investing and financing activities:
Change in value of common stock subject to possible redemption	$185,913	$2,733,426
Initial classification of common stock subject to possible redemption	$-	$36,445,325
Reclassification of deferred offering costs to additional paid-in capital	$-	$138,745

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

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

At June 30, 2016, the Company had not yet commenced any operations. All activity through June 30, 2016 relates to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $1,613,722, consisting of $1,287,921 of underwriting fees and $325,801 of Initial Public Offering costs. In addition, as of June 30, 2016, cash held outside of the Trust Account amounted to $53,595.

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

The Company has until August 11, 2016 to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by such date, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination) (“Combination Period”).

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

In order to extend the time available for the Company to consummate a Business Combination, the initial stockholders or their affiliates or designees must deposit into the Trust Account $100,000 prior to the applicable deadline for each three month extension. On August 8, 2016, the Company elected to extend the period of time to consummate a Business Combination for an additional three months ending on November 11, 2016 and, accordingly, deposited $100,000 into the Trust Account. In order to fund the deposit, the Company obtained loans in the aggregate amount of $130,000 from affiliates its sponsors (see Note 3). The Company’s initial stockholders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any; and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining holders of Common Stock and the Company’s board of directors, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of the Company’s plan of dissolution and liquidation. The Company will pay the costs of any subsequent liquidation from its remaining assets outside of the Trust Account. If such funds are insufficient, certain of the Company’s sponsors have agreed to pay the funds necessary to complete such liquidation (in an amount not to exceed $15,000) and have agreed not to seek repayment for such expenses.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of June 30, 2016, the Company had $53,595 in its operating bank accounts, $43,680,539 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its Common Stock in connection therewith and a working capital deficit of $49,758. As of June 30, 2016, approximately $38,000 of the amount on deposit in the Trust Account represented interest income, which is available to for working capital purposes and to pay the Company’s tax obligations. Since inception, the Company has not withdrawn any interest income from the Trust Account.

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

JUNE 30, 2016

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2016 and December 31, 2015.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of June 30, 2016, cash and marketable securities held in the Trust Account consisted of $43,680,539 in United States Treasury Bills with a maturity date of 180 days or less.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Common Stock subject to redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2016, the Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common stock subject to possible redemption at June 30, 2016 and 2015 have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,294,035 shares of Common Stock, (2) rights sold in the Initial Public Offering and private placement that convert into 458,807 shares of Common Stock and (3) 200,000 shares of common stock, warrants to purchase 100,000 shares of Common Stock and rights that convert into 20,000 shares of Common Stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of Common Stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2016 and 2015.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company adopted the methodologies prescribed by ASU 2014-15 as of January 1, 2016. The adoption of ASU 2014-15 did not have a material effect on its financial position or results of operations.

Subsequent events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

On August 8, 2016, the Company elected to extend the period of time to consummate a Business Combination for an additional three months ending on November 11, 2016. On August 9, 2016, the Company entered into promissory notes (“Promissory Notes”) with affiliates of its sponsors for an aggregate amount of $130,000 in order to fund the deposit required to extend the date by three months by which it must complete its Business Combination and to fund working capital requirements. The Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the dates in which the Company determines not to proceed with a Business Combination.

NOTE 4. INITIAL PUBLIC OFFERING

In February 2015, the Company sold an aggregate of 4,293,069 Units at a purchase price of $10.00 per Unit in the Initial Public Offering. Each Unit consists of one share of the Company’s Common Stock, $0.0001 par value (“Common Stock”), one right (“Public Right”) and one redeemable Common Stock purchase warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon the consummation of a Business Combination (see Note 8). Each Public Warrant entitles the holder to purchase one-half share of Common Stock at an exercise price of $12.50 per whole share (see Note 8).

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company paid Barington Capital Group, L. P., an affiliate of James A. Mitarotonda, the Company’s Chairman of the Board, a total of $7,500 per month for office space, utilities and support commencing on February 11, 2015. Upon the completion of a Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. The Company ceased being charged and paying these fees effective January 1, 2016. Administrative fees in the amount of $0 and $22,500 for the three months ended June 30, 2016 and 2015, respectively, and $0 and $30,000 for the six months ended June 30, 2016 and 2015, respectively, are included in operating costs in the accompanying statements of operations.

Promissory Notes

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At June 30, 2016, there are no shares of preferred stock issued or outstanding.

Common Stock - On January 28, 2015, the Company filed an Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 8,500,000 shares to 11,000,000 shares. Holders of the Company’s Common Stock are entitled to one vote for each common share. At June 30, 2016, there were 1,864,575 shares of Common Stock issued and outstanding (excluding 3,796,761 shares of Common Stock subject to possible redemption).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2016	December 31, 2015
Assets:
Cash and marketable securities held in Trust Account	1	$43,680,539	$43,646,683

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

We have until August 11, 2016 to complete a Business Combination. However, if we anticipate that we may not be able to consummate a Business Combination by such date, we may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination). In order to extend the time available for us to consummate a Business Combination, the initial stockholders or their affiliates or designees must deposit into the Trust Account $100,000 prior to the applicable deadline for each three month extension. On August 8, 2016, we elected to extend the period of time to consummate a Business Combination for an additional three months ending on November 11, 2016 and, accordingly, deposited $100,000 into the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to June 30, 2016 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2016, we had a net loss of $37,484 and $185,913, respectively, mainly consisting of target identification expenses and operating costs.

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

As of June 30, 2016, we had cash and marketable securities held in the Trust Account of $43,680,539 (including approximately $38,000 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us for working capital purposes and to pay taxes. Through June 30, 2016, we did not withdraw any funds from the interest earned on the Trust Account.

As of June 30, 2016, we had cash of $53,595 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of June 30, 2016, we had accounts payable and accrued expenses of $151,641.

For the six months ended June 30, 2016, cash used in operating activities amounted to $145,841, resulting from a net loss of $185,913, interest earned on securities held in the Trust Account of $33,856 and changes in our operating assets and liabilities of $73,928. For the six months ended June 30, 2015, cash used in operating activities amounted to $123,154, mainly resulting from a net loss of $111,625 and a changes in our operating assets and liabilities of $10,344.

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

On August 9, 2016, we entered into Promissory Notes with affiliates of our sponsors for an aggregate amount of $130,000 in order to fund the deposit required to extend the date by three months by which we must complete a Business Combination and to fund working capital requirements. The Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which we consummate a Business Combination or (ii) the date which we determine not to proceed with a Business Combination.

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

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2016, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We adopted the methodologies prescribed by ASU 2014-15 as of January 1, 2016. The adoption of ASU 2014-15 did not have a material effect on our financial position or results of operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BARINGTON/HILCO ACQUISITION CORP.

Date: August 12, 2016	By:	/s/ Cory Lipoff
Name: Cory Lipoff Title: Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

