Form 10-Q
period 2016-09-30
BARINGTON/HILCO ACQUISITION CORP.
filed 2016-11-14
CIK 1622175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, there were 5,661,336 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BARINGTON/HILCO ACQUISITION CORP.

Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$50,847	$199,436
Prepaid expenses	26,097	50,670
Total Current Assets	76,944	250,106

Cash and marketable securities held in Trust Account	43,801,384	43,646,683
TOTAL ASSETS	$43,878,328	$43,896,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$149,693	$80,095
Promissory notes – related parties	130,000	-
Total Liabilities	279,693	80,095

Commitments and Contingencies

Common stock subject to possible redemption, 3,783,136 and 3,817,993 shares at redemption value as of September 30, 2016 and December 31, 2015, respectively	38,598,634	38,816,693

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,000,000 shares authorized; 1,878,200 and 1,843,343 shares issued and outstanding (excluding 3,783,136 and 3,817,993 shares subject to possible redemption) as of September 30, 2016 and December 31, 2015, respectively	188	184
Additional paid-in capital	5,693,246	5,475,191
Accumulated deficit	(693,433)	(475,374)
Total Stockholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,878,328	$43,896,789

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating costs	$52,991	$225,777	$272,760	$338,587
Loss from operations	(52,991)	(225,777)	(272,760)	(338,587)

Other income:
Interest income	20,845	1,100	54,701	2,285
Net Loss	$(32,146)	$(224,677)	$(218,059)	$(336,302)

Weighted average shares outstanding, basic and diluted (1)	1,864,575	1,807,490	1,855,759	1,812,529

Basic and diluted net loss per common share	$(0.02)	$(0.12)	$(0.12)	$(0.19)

(1)	Excludes an aggregate of up to 3,783,136 and 3,831,649 shares subject to redemption at September 30, 2016 and 2015 respectively.

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(218,059)	$(336,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(54,701)	(2,285)
Changes in operating assets and liabilities:
Prepaid expenses	24,573	(79,689)
Accrued expenses	69,598	112,695
Accrued formation and offering costs	-	80,345
Net cash used in operating activities	(178,589)	(225,236)

Cash Flows from Investing Activities:
Investment of cash and marketable securities held in trust	(100,000)	(43,642,769)
Net cash used in investing activities	(100,000)	(43,642,769)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	38,800,000
Proceeds from sale of Private Units	-	2,950,000
Proceeds from sale of over-allotment Units, net of underwriting discounts paid	-	2,842,769
Proceeds from sale of Unit Purchase Option	-	100
Payment of offering costs	-	(325,801)
Proceeds from promissory notes – related parties	130,000	-
Repayment of promissory notes - related parties	-	(120,000)
Net cash provided by financing activities	130,000	44,147,068

Net Change in Cash and Cash Equivalents	(148,589)	279,063
Cash and Cash Equivalents - Beginning	199,436	63,937
Cash and Cash Equivalents - Ending	$50,847	$343,000

Supplemental disclosure of noncash investing and financing activities:
Change in value of common stock subject to possible redemption	$218,059	$2,733,426
Initial classification of common stock subject to possible redemption	$-	$36,445,325
Reclassification of deferred offering costs to additional paid-in capital	$-	$138,745

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

At September 30, 2016, the Company had not yet commenced any operations. All activity through September 30, 2016 relates to the Company’s formation, its initial public offering, which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on February 5, 2015. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per Unit on February 11, 2015, generating gross proceeds of $40,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering on February 11, 2015, the Company consummated the sale of 295,000 Units (“Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsors and EarlyBirdCapital, Inc. (“EBC”), generating gross proceeds of $2,950,000, which is described in Note 5.

Following the closing of the Initial Public Offering, an amount of $40,800,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

Transaction costs amounted to $1,613,722, consisting of $1,287,921 of underwriting fees and $325,801 of Initial Public Offering costs. In addition, as of September 30, 2016, cash held outside of the Trust Account amounted to $50,847.

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

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against a Business Combination. In the event that the Company is required to seek stockholder approval in connection with a Business Combination, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares that are voted are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to convert their shares of common stock upon the consummation of a Business Combination for a pro-rata portion of the amount then in the Trust Account (initially approximately $10.17 per share if the Company has not elected to extend the time available to complete a Business Combination, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Company’s sponsors, officers and directors have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their Insider Shares (as defined in Note 7), shares underlying the Private Units and any public shares held by them, in favor of approving a Business Combination.

The Company initially had until August 11, 2016 to complete a Business Combination. However the IPO offering documents provide that, if the Company anticipates it may not be able to consummate a Business Combination by such date, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination) (“Combination Period”).

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

In order to extend the time available for the Company to consummate a Business Combination, the initial stockholders or their affiliates or designees must deposit into the Trust Account $100,000 prior to the applicable deadline for each three month extension. On August 8, 2016, the Company elected to extend the period of time to consummate a Business Combination for an additional three months ending on November 11, 2016 and, accordingly, deposited $100,000 into the Trust Account. In order to fund the deposit, the Company obtained loans in the aggregate amount of $130,000 from affiliates of its sponsors (see Note 6). Subsequently, on November 10, 2016, the Company elected to extend the period of time to consummate a Business Combination for an additional three months ending on February 11, 2017 and, accordingly, deposited an additional $100,000 into the Trust Account. In order to fund the second deposit, the Company obtained loans in the aggregate amount of $100,000 from affiliates of its sponsors (see Note 3). The Company’s initial stockholders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up its affairs; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any; and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining holders of common stock and the Company’s board of directors, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of the Company’s plan of dissolution and liquidation. The Company will pay the costs of any subsequent liquidation from its remaining assets outside of the Trust Account. If such funds are insufficient, certain of the Company’s sponsors have agreed to pay the funds necessary to complete such liquidation (in an amount not to exceed $15,000) and have agreed not to seek repayment for such expenses.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of September 30, 2016, the Company had $50,847 in its operating bank accounts, $43,801,384 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its common stock in connection therewith and a working capital deficit of $202,749. As of September 30, 2016, approximately $59,000 of the amount on deposit in the Trust Account represented interest income, which is available for working capital purposes and to pay the Company’s tax obligations. Since inception, the Company has not withdrawn any interest income from the Trust Account.

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

SEPTEMBER 30, 2016

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and cash equivalents

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and proceeds from loans and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of September 30, 2016, cash and marketable securities held in the Trust Account consisted of $43,801,384 in United States Treasury Bills with a maturity date of 180 days or less.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of September 30, 2016, cash and marketable securities held in the Trust Account consisted of $43,801,384 in United States Treasury Bills with a maturity date of 180 days or less.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Common stock subject to redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock subject to possible redemption at September 30, 2016 and 2015 has been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,294,035 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 458,807 shares of common stock and (3) 200,000 shares of common stock, warrants to purchase 100,000 shares of common stock and rights that convert into 20,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2016 and 2015.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Subsequent events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment to or disclosure in the financial statements.

On November 10, 2016, the Company elected to extend the period of time to consummate a Business Combination for an additional three months ending on February 11, 2017. On November 10, 2016, the Company entered into promissory notes (“Second Extension Promissory Notes”) with affiliates of its sponsors for an aggregate amount of $100,000 in order to fund the deposit required to extend the date by three months by which it must complete its Business Combination. The Second Extension Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the dates in which the Company determines not to proceed with a Business Combination.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Insider Shares

In September and October 2014, the Company issued an aggregate of 1,150,000 shares of Common Stock to its sponsors (the “Insider Shares”) for an aggregate purchase price of $25,000. The 1,150,000 Insider Shares included an aggregate of up to 150,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Company’s sponsors would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the shares underlying the Private Units). As a result of the underwriters’ election to exercise their over-allotment option to purchase 293,069 Units on February 11, 2015, 73,267 Insider Shares are no longer subject to forfeiture. The underwriters elected not to exercise the remaining portion of the over-allotment option; accordingly, 76,733 Insider Shares were forfeited.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company paid Barington Capital Group, L. P., an affiliate of James A. Mitarotonda, the Company’s Chairman of the Board, a total of $7,500 per month for office space, utilities and support commencing on February 11, 2015. Upon the completion of a Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. The Company ceased being charged and paying these fees effective January 1, 2016. Administrative fees in the amount of $0 and $22,500 for the three months ended September 30, 2016 and 2015, respectively, and $0 and $52,500 for the nine months ended September 30, 2016 and 2015, respectively, are included in operating costs in the accompanying condensed statements of operations.

Promissory Notes

On August 9, 2016, the Company entered into promissory notes (“Extension Promissory Notes”) with affiliates of its sponsors for an aggregate amount of $130,000 in order to fund the deposit required to extend the date by three months by which it must complete its Business Combination and to fund working capital requirements. The Extension Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date on which the Company determines not to proceed with a Business Combination. As of September 30, 2016, the amounts owed under the Extension Promissory Notes amounted to $130,000.

As more fully discussed in Note 3, on November 10, 2016, the Company entered into Second Extension Promissory Notes with affiliates of its sponsors for an aggregate amount of $100,000 in order to fund the deposit required to extend the date by three months by which it must complete its Business Combination.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2016, there are no shares of preferred stock issued or outstanding.

Common Stock - On January 28, 2015, the Company filed an Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 8,500,000 shares to 11,000,000 shares. Holders of the Company’s Common Stock are entitled to one vote for each common share. At September 30, 2016, there were 1,878,200 shares of Common Stock issued and outstanding (excluding 3,783,136 shares of Common Stock subject to possible redemption).

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

SEPTEMBER 30, 2016

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2016	December 31, 2015
Assets:
Cash and marketable securities held in Trust Account	1	$43,801,384	$43,646,683

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2015 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were formed on July 24, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. We intend to utilize cash derived from the proceeds of our Initial Public Offering and the private placement of the Private Units, our securities, debt or a combination of cash, securities and debt, in effecting a Business Combination. The issuance of additional shares of Common Stock or preferred stock in a Business Combination:

•	may significantly dilute the equity interest of existing stockholders;
•	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;
•	could cause a change of control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our Common Stock, rights and/or warrants.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our cash flows after an initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;
•	our immediate repayment of all principal and accrued interest, if any, if the debt security is payable on demand; and/or
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We initially had until August 11, 2016 to complete a Business Combination. However, the IPO offering documents provide that, if we anticipate that we may not consummate a Business Combination by such date, we may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination). In order to extend the time available for us to consummate a Business Combination, the initial stockholders or their affiliates or designees must deposit into the Trust Account $100,000 prior to the applicable deadline for each three month extension. On August 8, 2016, we elected to extend the period of time to consummate a Business Combination for an additional three months ending on November 11, 2016 and, accordingly, deposited $100,000 into the Trust Account. Subsequently, on November 10, 2016, we elected to extend the period of time to consummate a Business Combination for an additional three months ending on February 11, 2017 and, accordingly, deposited an additional $100,000 into the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to September 30, 2016 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2016, we had a net loss of $32,146 and $218,059, respectively, mainly consisting of target identification expenses and operating costs, offset by interest income on cash and marketable securities held in our Trust Account.

For the three and nine months ended September 30, 2015, we had a net loss of $224,677 and $336,302, respectively, mainly consisting of operating costs and expenses, offset by interest income on cash and marketable securities held in our Trust Account.

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

As of September 30, 2016, we had cash and marketable securities held in the Trust Account of $43,801,384 (including approximately $59,000 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us for working capital purposes and to pay taxes. Through September 30, 2016, we did not withdraw any funds from the interest earned on the Trust Account.

As of September 30, 2016, we had cash of $50,847 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of September 30, 2016, we had accounts payable and accrued expenses of $149,693.

For the nine months ended September 30, 2016, cash used in operating activities amounted to $178,589, resulting from a net loss of $218,059, interest earned on cash and securities held in the Trust Account of $54,701 and changes in our operating assets and liabilities of $94,171. For the nine months ended September 30, 2015, cash used in operating activities amounted to $225,236, mainly resulting from a net loss of $336,302 and a changes in our operating assets and liabilities of $113,351.

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

On August 9, 2016, we entered into Extension Promissory Notes with affiliates of our sponsors for an aggregate amount of $130,000 in order to fund the deposit required to extend the date by which we must complete a Business Combination to November 11, 2016 and to fund working capital requirements. On November 10, 2016, we entered into Second Extension Promissory Notes with affiliates of our sponsors for an aggregate amount of $100,000 in order to fund the deposit required to extend the date by which we must complete a Business Combination to February 11, 2017. The Extension Promissory Notes and Second Extension Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which we consummate a Business Combination or (ii) the date which we determine not to proceed with a Business Combination.

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

Common stock subject to possible redemption

We account for our Common Stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BARINGTON/HILCO ACQUISITION CORP.

Date: November 14, 2016	By:	/s/ Cory Lipoff
Name: Cory Lipoff Title: Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

