Form 10-K
period 2016-12-31
BARINGTON/HILCO ACQUISITION CORP.
filed 2017-03-31
CIK 1622175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒     No   ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $43.1 million.

As of March 30, 2017, there were 4,750,136 shares of Common Stock, $.0001 par value per share, outstanding.

PART I

ITEM 1.	BUSINESS.

In this Annual Report on Form 10-K (this “Form 10-K”), references to the “Company,” “we,” “us” and “our” refer to Barington/Hilco Acquisition Corp.

Introduction

We are a Delaware blank check company incorporated on July 24, 2014. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (an “Initial Business Combination”). We have not generated any operating revenues and will not until after completion of our Initial Business Combination, at the earliest. We have generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from our initial public offering (the “Initial Public Offering”).

Company History

In September 2014, our sponsors purchased an aggregate of 1,150,000 shares of our common stock, which we refer to throughout this report as the “Insider Shares,” for an aggregate purchase price of $25,000, or approximately $0.02 per share.

On February 11, 2015, the Company sold 4,000,000 Units at a purchase price of $10.00 per Unit in its Initial Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), one right (“Public Right”) and one redeemable Common Stock purchase warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon the consummation of our Initial Business Combination. Each Public Warrant entitles the holder to purchase one-half share of Common Stock at an exercise price of $12.50 per whole share.

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

Of the net proceeds from our Initial Public Offering (including the exercise of the over-allotment option) and the private placement of the Private Units, $43,642,769 was placed in a trust account at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except as described in this Form 10-K, these proceeds will not be released until the earlier of the completion of our Initial Business Combination and our redemption of 100% of the outstanding public shares of Common Stock upon our failure to consummate an Initial Business Combination by August 11, 2017, or earlier at the Company’s option.

Our Initial Public Offering documents provided that we initially had until August 11, 2016 to complete an Initial Business Combination, with an option to extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination). In order to extend the time available for us to consummate a Business Combination, the initial stockholders or their affiliates or designees were required to deposit into the Trust Account $100,000 prior to the applicable deadline for each three month extension. On August 8, 2016, we elected to extend the period of time to consummate a Business Combination for an additional three months ending on November 11, 2016 and, accordingly, deposited $100,000 into the Trust Account. Subsequently, on November 10, 2016, we elected to extend the period of time to consummate a Business Combination for an additional three months ending on February 11, 2017 and, accordingly, deposited an additional $100,000 into the Trust Account.

On February 10, 2017, we held a special meeting of stockholders pursuant to which the stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (the “A&R Charter”) providing for an extension of the period of time in which we are required to consummate a Business Combination through August 11, 2017 (the “Extension Amendment”). This extension of up-to six (6) months has been and is to be implemented in 30-day increments, at our option. Pursuant to the terms of the A&R Charter, prior to the special meeting, stockholders were given the opportunity to redeem their shares of the Company’s Common Stock for their pro rata portion of the funds available in the Trust Account. The number of shares of Common Stock presented for redemption in connection with the Extension Amendment was 911,200. Accordingly, following the special meeting, the Company distributed $9,305,588, or approximately $10.21 per share, to redeeming stockholders. In addition, prior to the special meeting, the Company agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from February 11, 2017 through August 11, 2017 (the “Contribution). To date, the Company has deposited an aggregate of $169,094 into the Company’s Trust Account in connection with the Contribution, which is funded on a monthly basis. The Contribution has been and will continue to be paid from funds loaned to us by a third party. As of the date of this filing, the balance in the Trust Account is $34,732,227.

In addition to the Extension Amendment, two other proposals were presented and approved at the special meeting – the Director Election Proposal and the Auditor Proposal. All six of the Company’s directors were re-elected to hold office until the annual meeting of stockholders in 2018, or until their successors are elected and qualified and the audit committee’s selection of Marcum LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016 was ratified.

Subsequent to the special meeting, pursuant to the approval of the Extension Amendment, Amendment No. 1 to the A&R Charter was filed with the Secretary of State of the State of Delaware.

On January 3, 2017, the Company received a letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market (“NASDAQ”) stating that the Company had not yet held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end. As a result, the Company was not in compliance with NASDAQ Listing Rule 5620(a) (the “Annual Meeting Rule”). The Letter is only a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of the Company’s securities on NASDAQ.

The Letter states that, under NASDAQ rules, the Company has 45 calendar days to submit a plan to regain compliance with the Annual Meeting Rule. If NASDAQ accepts the Company’s plan, NASDAQ may grant the Company an extension of up to 180 calendar days from the fiscal year end, or until June 29, 2017, to regain compliance with the Annual Meeting Rule. If NASDAQ does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a NASDAQ Hearings Panel.

The Company submitted a plan to regain compliance with the Annual Meeting Rule within the required timeframe, pursuant to which the Company noted its intention to hold the annual meeting in connection with a vote of its shareholders to extend the date by which the Company must complete a Business Combination. The Company held the annual meeting on February 10, 2017 (see above).

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

We will consummate our Initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of Common Stock voted are voted in favor of the business combination. As a result, if stockholders owning approximately 88% or more of the shares of Common Stock sold in the Initial Public Offering exercise conversion rights, the business combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company upon consummation of the proposed Initial Business Combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such business combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an Initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such Initial Business Combination, our net tangible asset threshold may limit our ability to consummate such Initial Business Combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. We may not be able to consummate a business combination unless the number of shares of Common Stock seeking conversion rights is significantly less than the 88% indicated above. As a result, we may not be able to consummate such Initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until August 11, 2017 in order to be able to receive a portion of the Trust Account.

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

Liquidation if No Business Combination

If we do not complete a business combination before August 11, 2017, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In connection with our redemption of 100% of our outstanding public shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us for our working capital requirements or necessary to pay our taxes payable on such funds (subject in each case to our obligations under Delaware law to provide for claims of creditors). There will be no distribution from the Trust Account with respect to our rights or warrants, which will expire worthless.

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

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our Initial Business Combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following August 11, 2017 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We will seek to have all third parties and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. The underwriters in the Initial Public Offering have already executed such a waiver agreement. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the Trust Account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the Trust Account. As a result, if we liquidate, the per-share distribution from the Trust Account could be less than $10.23 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the Trust Account, inclusive of any interest not previously released to us.

We anticipate notifying the trustee of the Trust Account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our sponsors have waived their rights to participate in any liquidation distribution with respect to their Insider Shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the Trust Account and from the interest income on the balance of the Trust Account (net of income and other tax obligations) that may be released to us to fund our working capital requirements. If such funds are insufficient, affiliates of Barington Capital Group, L. P. and Hilco Global have agreed to pay the funds necessary to complete such liquidation (in an amount not to exceed $15,000) and have agreed not to seek repayment of such expenses.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we may not be able to return to our public stockholders at least $10.23 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the Trust Account to our public stockholders promptly after August 11, 2017, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the Initial Public Offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of our Initial Business Combination may delay the completion of a transaction;
•	our obligation to convert shares of Common Stock held by our public stockholders may reduce the resources available to us for our Initial Business Combination;
•	our outstanding rights, warrants and unit purchase options, and the potential future dilution they represent;
•	our obligation to ensure that if we enter into a definitive agreement for an Initial Business Combination in which we will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Common Stock will receive in the transaction on an as-converted into Common Stock basis (for instance, if the business combination would result in each share of Common Stock outstanding being exchanged for two shares of Common Stock, each right would result in the holder receiving two-tenths (2/10) of a share of Common Stock upon consummation of such business combination);
•	our obligation to pay a fee of approximately $1,717,000 to EBC for assisting us in connection with our Initial Business Combination;
•	our obligation to either repay or issue private units upon conversion of up to $500,000 of working capital loans that may be made to us by our sponsors, officers, directors or their affiliates;
•	our obligation to register the resale of the Insider Shares, as well as the private units (and underlying securities) and any shares issued to our sponsors, officers, directors or their affiliates upon conversion of working capital loans; and
•	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of an Initial Business Combination.

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

YEAR ENDED DECEMBER 31, 2016	HIGH	LOW	HIGH	LOW	HIGH	LOW	HIGH	LOW
	UNITS		COMMON STOCK		RIGHTS		WARRANTS
1st Quarter	$10.19	$10.00	$10.68	$9.75	$0.41	$0.15	$0.20	$0.10
2nd Quarter	$10.23	$10.13	$10.03	$9.90	$0.20	$0.14	$0.11	$0.06
3rd Quarter	$10.45	$10.15	$10.80	$9.69	$0.50	$0.12	$0.14	$0.05
4th Quarter	$10.88	$10.28	$10.35	$9.97	$0.27	$0.12	$0.14	$0.04

YEAR ENDED DECEMBER 31, 2015	HIGH	LOW	HIGH	LOW	HIGH	LOW	HIGH	LOW
	UNITS		COMMON STOCK		RIGHTS		WARRANTS
1st Quarter	$10.01	$9.95	$-	$-	$0.28	$0.26	$0.18	$0.18
2nd Quarter	$10.16	$9.98	$10.53	$9.65	$0.30	$0.20	$0.18	$0.15
3rd Quarter	$10.20	$10.05	$9.97	$9.75	$0.27	$0.18	$0.16	$0.13
4th Quarter	$10.20	$10.02	$9.85	$9.67	$0.29	$0.11	$0.18	$0.12

Holders

As of March 30, 2017, there were 11 holders of record of our Units, 13 holders of record of our Common Stock, 1 holder of record of our rights and 1 holder of record of our warrants.

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

Overview

We were formed on July 24, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. We intend to use cash derived from the proceeds of our Initial Public Offering and the private placement of the Private Units, our securities, debt or a combination of cash, securities and debt, in effecting an Initial Business Combination. The issuance of additional shares of Common Stock or preferred stock in an Initial Business Combination:

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

Our Initial Public Offering documents provided that we initially had until August 11, 2016 to complete an Initial Business Combination, with an option to extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination). In order to extend the time available for us to consummate a Business Combination, the initial stockholders or their affiliates or designees were required to deposit into the Trust Account $100,000 prior to the applicable deadline for each three month extension. On August 8, 2016, we elected to extend the period of time to consummate a Business Combination for an additional three months ending on November 11, 2016 and, accordingly, deposited $100,000 into the Trust Account. Subsequently, on November 10, 2016, we elected to extend the period of time to consummate a Business Combination for an additional three months ending on February 11, 2017 and, accordingly, deposited an additional $100,000 into the Trust Account.

On February 10, 2017, we held a special meeting of stockholders pursuant to which the stockholders approved the A&R Charter providing for an extension of the period of time in which we are required to consummate an Initial Business Combination through August 11, 2017. This extension of up-to six (6) months has been and is to be implemented in 30-day increments, at our option. Pursuant to the terms of the A&R Charter, prior to the special meeting, stockholders were given the opportunity to redeem their shares of the Company’s Common Stock for their pro rata portion of the funds available in the Trust Account. The number of shares of Common Stock presented for redemption in connection with the Extension Amendment was 911,200. Accordingly, following the special meeting, the Company distributed $9,305,588, or approximately $10.21 per share, to redeeming stockholders. In addition, prior to the special meeting, the Company agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete an Initial Business Combination from February 11, 2017 through August 11, 2017 (the “Contribution). To date, the Company has deposited an aggregate of $169,094 into the Company’s Trust Account in connection with the Contribution, which is funded on a monthly basis. The Contribution has been and will continue to be paid from funds loaned to us by a third party. As of the date of this filing, the balance in the Trust Account is $34,732,227.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to December 31, 2016 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2016, we had a net loss of $242,690 mainly consisting of target identification expenses and operating costs of $323,397, offset by $80,707 of interest income on cash and marketable securities held in our Trust Account.

For the year ended December 31, 2015, we had a net loss of $473,690 mainly consisting of target identification expenses and operating costs of $477,604, offset by $3,914 of interest income on cash and marketable securities held in our Trust Account.

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

As of December 31, 2016, we had cash and marketable securities held in the Trust Account of $43,927,390 (including approximately $85,000 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us for working capital purposes and to pay taxes. Through December 31, 2016, we did not withdraw any funds from the interest earned on the Trust Account.

In each of August and November 2016, we deposited $100,000 into the Trust Account as payment for the extension of the period of time to consummate a Business Combination for a total of six months.

As a result of the payment of $9,305,588 to the holders of the aggregate of 911,200 shares of common stock presented for redemption in connection with the Extension Amendment, as of February 10, 2017, cash and marketable securities held in the Trust Account amounted to $34,636,110.

As of December 31, 2016, we had cash of $22,271 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of December 31, 2016, we had accounts payable and accrued expenses of $149,563.

For the year ended December 31, 2016, cash used in operating activities amounted to $207,165, resulting from a net loss of $242,690, interest earned on cash and securities held in the Trust Account of $80,707 and changes in our operating assets and liabilities of $116,232. For the year ended December 31, 2015, cash used in operating activities amounted to $368,800, mainly resulting from a net loss of $473,690 and changes in our operating assets and liabilities of $108,804.

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

In February 2017, we entered into Promissory Notes with affiliates of our sponsors for an aggregate amount of $25,000 in order to fund working capital requirements. The 2017 Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which we consummate a Business Combination or (ii) the date which we determine not to proceed with a Business Combination. In addition, on February 14, 2017 and March 16, 2017, we received advances from a third party in the aggregate amount of $170,000 in order to fund the Contribution required under the Extension Amendment. The advances are non-interest bearing, unsecured and due on demand.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are an emerging growth company, management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Cory Lipoff	59	Chief Executive Officer
James A. Mitarotonda	62	Chairman of the Board
Jared L. Landaw	51	Secretary and Director
Jeffrey B. Hecktman	62	Director
Robert Mettler	75	Director
Frank R. Mori	75	Director
Jeffrey D. Nuechterlein	59	Director

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

Jeffrey B. Hecktman has served as a director since September, 2014. In 2000, Mr. Nuechterlein founded and since inception has been Managing Partner of Nue Capital LLC, and investment management company based in Alexandria, Virginia. Mr. Hecktman is Chairman and Chief Executive Officer of Hilco Global, an independent financial services company that helps companies maximize the value of their assets. Mr. Hecktman founded Hilco in 1987 to conduct business asset liquidations. Today, Hilco Global has expanded its services with a portfolio of twenty companies that focus on asset valuation, asset monetization, and advisory solutions for clients around the world. Mr. Hecktman is an active member of the National Retail Federation, the Commercial Finance Association, the Turnaround Management Association and the American Bankruptcy Institute. Mr. Nuechterlein is a member of the Public Company Accounting Oversight Board’s Standing Advisory Group.

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

Audit Committee

Upon the closing of the Initial Public Offering, we established an audit committee of the board of directors, consisting of Jeffrey D. Nuechterlein, Robert Mettler and Frank Mori, each of whom is an independent director. Jeffrey D. Nuechterlein is the chairman of our audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Code of Ethics and Audit Committee Charter

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement associated with our Initial Public Offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. From the date of effectiveness of the Initial Public Offering through December 31, 2015, we paid Barington Capital Group, L.P., an affiliate of James A. Mitarotonda, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement was solely for our benefit and was not intended to provide James A. Mitarotonda compensation in lieu of a salary. Other than the $7,500 per month administrative fee, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, has been or will be paid to our sponsors, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our Initial Business Combination (regardless of the type of transaction that it is). However, such individuals may receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account and the interest income earned on the amounts held in the Trust Account, such expenses would not be reimbursed by us unless we consummate an Initial Business Combination.

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

Compensation Committee

Upon the effectiveness of the Initial Public Offering, we established a compensation committee of the board of directors consisting of Robert Mettler, Frank Mori and Jeffrey D. Nuechterlein. Robert Mettler is the chairman of the compensation committee. The compensation committee will determine the salary, fees or other compensation (including any cash-based and equity-based compensation plans and arrangements) to be paid to our officers or directors. No salary, fees or other compensation will be paid to our officers and directors until we consummate our Initial Business Combination. Therefore, the compensation committee will not conduct any meetings until after we consummate our Initial Business Combination.

Compensation Committee Interlocks and Insider Participation

Except as disclosed, none of our executive officers currently serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock and rights as of March 30, 2017 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock		Approximate Percentage of Outstanding Shares of Common Stock
Karpus Management, Inc.	757,568	(2)	13.4%
James A. Mitarotonda	632,758	(3)	11.2%
Barington Companies Advisors, LLC	625,258		11.0%
River North Capital Management, LLC	622,740	(4)	11.0%
Jeffrey B. Hecktman (5)	580,959	(6)	10.3%
Hilco Global	575,959	(7)	10.2%
Davidson Kempner Partners	398,000	(8)	7.0%
Robert Mettler (9)	47,300		*
Frank R. Mori (10)	47,300		*
Jeffrey D. Nuechterlein (11)	47,300		*
Jared L. Landaw	12,845		*
All directors and executive officers as a group (six individuals)	1,368,462		24.2%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 888 Seventh Avenue, 17th Floor, New York, NY 10019.
(2)	The business address of Karpus Management, Inc. is 183 Sully’s Trail, Pittsford, NY 14534
(3)	Includes the shares of Common Stock beneficially owned by Barington Companies Advisors, LLC, an affiliate of Barington Capital Group, L.P., of which James A. Mitarotonda, as Managing Member, has sole voting and investment power.
(4)	The business address of River North Management, LLC is 325 N. LaSalle Street, Suite 645, Chicago, IL 60654.
(5)	The business address of Mr. Hecktman is 5 Revere Drive, Suite 2056, Northbrook, IL 60062.
(6)	Includes the shares of Common Stock beneficially owned by Hilco Global and Hilco Merchant Resources, of which Jeffrey B. Hecktman has sole voting and investment power.
(7)	Includes the shares of Common Stock beneficially owned by Hilco Merchant Resources, LLC, an affiliate of Hilco Global, of which Hilco Global has sole voting and investment power.
(8)	The business address of Davidson Kempner Capital Management LP is 65 East 55th Street, 19th Floor, New York, NY 10022.
(9)	The business address of Mr. Mettler is P.O. Box 1209, Rancho Santa Fe, CA 92067.
(10)	The business address of Mr. Mori is 64 Turkey Hill Road South, Westport, CT 06880.
(11)	The business address of Mr. Nuechterlein is 204 South Union Street, Alexandria, VA 22314.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Private Placement

Simultaneously with the Initial Public Offering, the Company’s sponsors and EBC purchased 295,000 Private Units (285,000 Units by the Company’s sponsors and 10,000 Units by EBC) at a price of $10.00 per Unit ($2,950,000 in the aggregate) from the Company in a private placement. The proceeds from the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 8 to the Financial Statements. In addition, the holders of the Common Stock underlying the Private Units have agreed (a) to vote such shares in favor of an Initial Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Initial Business Combination activities prior to the consummation of such Initial Business Combination, unless the Company provides dissenting stockholders with the opportunity to convert such shares in connection with any such vote, (c) not to convert such shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed Initial Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-Initial Business Combination activity and (d) that such shares shall not participate in any liquidating distribution upon winding up if an Initial Business Combination is not consummated. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Insider Shares must agree to) until the completion of the Initial Business Combination. If the Company does not complete an Initial Business Combination, the Private Warrants and the Private Rights will expire worthless.

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

In February 2017, we entered into Promissory Notes with affiliates of our sponsors for an aggregate amount of $25,000 in order to fund working capital requirements. The 2017 Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which we consummate a Business Combination or (ii) the date which we determine not to proceed with a Business Combination. In addition, on February 14, 2017 and March 16, 2017, we received advances from a third party in the aggregate amount of $170,000 in order to fund the Contribution required under the Extension Amendment. The advances are non-interest bearing, unsecured and due on demand.

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

The firm of Marcum LLP acted as our independent registered public accounting firm during the years ended December 31, 2016 and 2015. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees

During the years ended December 31, 2016 and 2015, audit fees for our independent registered public accounting firm were $48,510 and $65,515, respectively. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the years ended December 31, 2016 and 2015.

Tax Fees

During the years ended December 31, 2016 and 2015, our independent registered public accounting firm did not render any fees for tax services to us.

All Other Fees

During the years ended December 31, 2016 and 2015, fees billed for services provided by our independent registered public accounting firm other than those set forth above amounted to $0 and $120,002, respectively.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee, on at least an annual basis, reviews audit and non-audit services performed by Marcum LLP as well as the fees charged by Marcum LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during the year ended December 31, 2016.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the Commission on February 5, 2015)
3.2	Amendment No. 1, dated February 10, 2017, to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2017)
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 13, 2014)
10.1	Form of Extension Promissory Note*
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A filed with the Commission on January 27, 2015)
31*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2017.

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

Name	Position	Date

/s/ Cory Lipoff	Chief Executive Officer
Cory Lipoff	(Principal Executive Officer and Principal Financial and Accounting Officer)	March 31, 2017

/s/ James A. Mitarotonda
James A. Mitarotonda	Chairman	March 31, 2017

/s/ Jared L. Landaw
Jared L. Landaw	Secretary and Director	March 31, 2017

/s/ Jeffrey B. Hecktman
Jeffrey B. Hecktman	Director	March 31, 2017

/s/ Robert Mettler
Robert Mettler	Director	March 31, 2017

/s/ Frank R. Mori
Frank R. Mori	Director	March 31, 2017

/s/ Jeffrey D. Nuechterlein
Jeffrey D. Nuechterlein	Director	March 31, 2017

BARINGTON/HILCO ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders

of Barington/Hilco Acquisition Corp.

We have audited the accompanying balance sheets of Barington/Hilco Acquisition Corp. (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barington/Hilco Acquisition Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a business combination and the Company's cash and working capital are not sufficient to complete its planned activities through August 11, 2017, the date the Company is required to liquidate if it has not completed a business combination. These conditions raise substantial doubt about the ability of the Company to continue as a going concern at December 31, 2016. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 31, 2017

BARINGTON/HILCO ACQUISITION CORP.

Balance Sheets

	December 31
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$22,271	$199,436
Prepaid expenses	3,906	50,670
Total Current Assets	26,177	250,106

Cash and securities held in Trust Account	43,927,390	43,646,683
TOTAL ASSETS	$43,953,567	$43,896,789

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$149,563	$80,095
Promissory notes - related parties	230,000	-
Total Liabilities	379,563	80,095

Commitments and Contingencies

Common Stock subject to possible redemption, 3,769,876 and 3,817,993 shares at redemption value as of December 31, 2016 and 2015, respectively	38,574,003	38,816,693

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common Stock, $0.0001 par value; 11,000,000 shares authorized; 1,891,460 and 1,843,343 shares issued and outstanding (excluding 3,769,876 and 3,817,993 shares subject to possible redemption) as of December 31, 2016 and 2015, respectively	189	184
Additional paid-in capital	5,717,876	5,475,191
Accumulated deficit	(718,064)	(475,374)
Total Stockholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,953,567	$43,896,789

The accompanying notes are an integral part of the financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Statements of Operations

	Year Ended December 31,
	2016	2015

Operating costs	$323,397	$477,604
Loss from operations	(323,397)	(477,604)

Other income:
Interest income	80,707	3,914
Net Loss	$(242,690)	$(473,690)

Weighted average shares outstanding, basic and diluted(1)	1,861,400	1,816,854
Basic and diluted net loss per common share	$(0.13)	$(0.26)

(1)	Excludes an aggregate of up to 3,769,876 and 3,817,993 shares subject to redemption at December 31, 2016 and 2015 respectively.

The accompanying notes are an integral part of the financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Statement of Changes in Stockholders’ Equity

Years ended December 31, 2016 and 2015

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity

Balance – December 31, 2014	1,150,000	$115	$24,885	$(1,684)	$23,316

Sale of 4,000,000 Units, net of underwriters discount and offering expenses	4,000,000	400	38,473,799	-	38,474,199

Sale of 295,000 Private Units	295,000	30	2,949,970	-	2,950,000

Unit Purchase Options issued to underwriters	-	-	100	-	100

Sale of 293,069 over-allotment Units to underwriters, net of underwriters discount and offering expenses	293,069	29	2,842,740	-	2,842,769

Forfeiture of 76,733 shares of Common Stock due to underwriters not exercising full over-allotment option	(76,733)	(8)	-	-	-

Common Stock subject to redemption	(3,817,993)	(382)	(38,816,311)	-	(38,816,693)

Net loss	-	-	-	(473,690)	(473,690)

Balance - December 31, 2015	1,843,343	$184	$5,475,191	$(475,374)	$5,000,001

Common Stock subject to redemption	48,117	5	242,685	-	242,690

Net loss	-	-	-	(242,690)	(242,690)

Balance - December 31, 2016	1,891,460	$189	$5,717,876	$(718,064)	$5,000,001

The accompanying notes are an integral part of the financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Statements of Cash Flows

	Year Ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(242,690)	$(473,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(80,707)	(3,914)
Changes in operating assets and liabilities:
Prepaid expenses	46,764	(50,670)
Accounts payable and accrued expenses	69,468	79,129
Accrued formation and offering costs	-	80,345
Net cash used in operating activities	(207,165)	(368,800)

Cash Flows from Investing Activities:
Investment of cash and securities held in Trust Account	(200,000)	(43,642,769)
Net cash used in investing activities	(200,000)	(43,642,769)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock to sponsors	-	-
Proceeds from sale of Units, net of underwriting discounts paid	-	38,800,000
Proceeds from sale of Private Units	-	2,950,000
Proceeds from sale of over-allotment Units, net of underwriting discounts paid	-	2,842,769
Proceeds from sale of Unit Purchase Option	-	100
Payment of offering costs	-	(325,801)
Proceeds from promissory notes - related parties	230,000	-
Repayment of promissory notes - related parties	-	(120,000)
Net cash provided by financing activities	230,000	44,147,068

Net Change in Cash and Cash Equivalents	(177,165)	135,499
Cash and Cash Equivalents - Beginning	199,436	63,937
Cash and Cash Equivalents - Ending	$22,271	$199,436

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$-	$36,445,325
Change in value of common stock subject to possible redemption	$(242,690)	$2,371,368

The accompanying notes are an integral part of these financial statements.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

At December 31, 2016, the Company had not yet commenced any operations. All activity through December 31, 2016 relates to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

On January 3, 2017, the Company received a letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market (“NASDAQ”) stating that the Company had not yet held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end. As a result, the Company was not in compliance with NASDAQ Listing Rule 5620(a) (the “Annual Meeting Rule”). The Letter is only a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of the Company’s securities on NASDAQ.

The Letter states that, under NASDAQ rules, the Company has 45 calendar days to submit a plan to regain compliance with the Annual Meeting Rule. If NASDAQ accepts the Company’s plan, NASDAQ may grant the Company an extension of up to 180 calendar days from the fiscal year end, or until June 29, 2017, to regain compliance with the Annual Meeting Rule. If NASDAQ does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a NASDAQ Hearings Panel.

The Company submitted a plan to regain compliance with the Annual Meeting Rule within the required timeframe, pursuant to which the Company noted its intention to hold the annual meeting in connection with a vote of its shareholders to extend the date by which the Company must complete a Business Combination. The Company held the annual meeting on February 10, 2017 (see below).

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

Transaction costs amounted to $1,613,722, consisting of $1,287,921 of underwriting fees and $325,801 of Initial Public Offering costs. In addition, as of December 31, 2016, cash held outside of the Trust Account amounted to $22,271. In each of August and November 2016, we deposited $100,000 into the Trust Account as payment for the extension of the period of time to consummate a Business Combination for a total of six months (see below).

On February 10, 2017, the Company’s stockholders approved to extend the period of time for which the Company is required to consummate a Business Combination until August 11, 2017 (the “Extension Amendment”). This extension of up-to six (6) months has been and is to be implemented in 30-day increments, at the Company’s option. The number of shares of common stock presented for redemption in connection with the Extension Amendment was 911,200. The Company distributed $9,305,588, or approximately, $10.21 per share, to redeeming stockholders. In addition, the Company has agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from February 11, 2017 through August 11, 2017 (the “Contribution”). To date, the Company has deposited an aggregate of $169,094 into the Company’s Trust Account. The Contribution was paid from funds loaned to the Company by a third party.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Units are listed on NASDAQ. Pursuant to the NASDAQ listing rules, the Company’s Business Combination must be with a target business or businesses whose collective fair market value is equal to at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against a Business Combination. In the event that the Company is required to seek stockholder approval in connection with a Business Combination, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares that are voted are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to convert their shares of common stock upon the consummation of a Business Combination for a pro-rata portion of the amount then in the Trust Account (approximately $10.23 per share). The Company’s sponsors, officers and directors have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their Insider Shares (as defined in Note 7), shares underlying the Private Units and any public shares held by them, in favor of approving a Business Combination.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

The Company initially had until August 11, 2016 to complete a Business Combination. However the Initial Public Offering documents provide that, if the Company anticipates it may not be able to consummate a Business Combination by such date, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination).

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

In connection with the Extension Amendment approved by the Company’s stockholders on February 10, 2017, the Company has until August 11, 2017 (the “Combination Period”) to complete a Business Combination.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2016, the Company had $22,271 in its operating bank accounts, $43,927,390 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its common stock in connection therewith and a working capital deficit of $353,386. As of December 31, 2016, approximately $85,000 of the amount on deposit in the Trust Account represented interest income, which is available for working capital purposes and to pay the Company’s tax obligations. Since inception, the Company has not withdrawn any interest income from the Trust Account. In February 2017, the Company withdrew $84,371 of interest from the Trust Account in order to fund working capital requirements.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in rs in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and cash equivalents

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and proceeds from loans and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of December 31, 2016, cash and marketable securities held in the Trust Account consisted of $43,927,390 in United States Treasury Bills with a maturity date of 180 days or less.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of December 31, 2016, cash and marketable securities held in the Trust Account consisted of $43,927,390 in United States Treasury Bills with a maturity date of 180 days or less.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock subject to possible redemption at December 31, 2016 and 2015 has been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,294,035 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 458,807 shares of common stock and (3) 200,000 shares of common stock, warrants to purchase 100,000 shares of common stock and rights that convert into 20,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2016. Since the Company was incorporated on July 24, 2014, the evaluation was performed for the 2014 and 2015 tax years, which will be the only periods subject to examination. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2016 and 2015.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company paid Barington Capital Group, L. P., an affiliate of James A. Mitarotonda, the Company’s Chairman of the Board, a total of $7,500 per month for office space, utilities and support commencing on February 11, 2015. Upon the completion of a Business Combination or the Company’s liquidation, the Company would cease paying these monthly fees. The Company ceased being charged and paying these fees effective January 1, 2016. Administrative fees in the amount of $0 and $75,000 for the year ended December 31, 2016 and 2015, respectively, are included in operating costs in the accompanying condensed statements of operations.

Promissory Notes

On August 9, 2016, the Company entered into promissory notes (“Extension Promissory Notes”) with affiliates of its sponsors for an aggregate amount of $130,000 in order to fund the deposit required to extend the date by which it must complete its Business Combination to November 11, 2016 and to fund working capital requirements. On November 10, 2016, the Company entered into Second Extension Promissory Notes with affiliates of its sponsors for an aggregate amount of $100,000 in order to fund the deposit required to extend the date by which it must complete its Business Combination to February 11, 2017. The Extension Promissory Notes and the Second Extension Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date on which the Company determines not to proceed with a Business Combination.

As of December 31, 2016, the amounts owed under the Extension Promissory Notes and Second Extension Promissory Notes amounted to an aggregate of $230,000.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2016, there are no shares of preferred stock issued or outstanding.

Common Stock – The Company is authorized to issue 11,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At December 31, 2016, there were 1,891,460 shares of Common Stock issued and outstanding (excluding 3,769,876 shares of Common Stock subject to possible redemption).

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

NOTE 9. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,
	2016	2015

Deferred tax asset
Net operating loss carryforward	$218,065	$122,873
Business combination search expenses	87,310	93,373
Total deferred tax assets	305,375	216,246
Valuation allowance	(305,375)	(216,246)
Deferred tax asset, net of allowance	$-	$-

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2016	2015

Federal
Current	$-	$-
Deferred	(82,382)	(160,956)

State
Current	$-	$-
Deferred	(20,789)	(54,616)
Change in valuation allowance	103,171	215,572
Income tax provision (benefit)	$-	$-

As of December 31, 2016, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $512,131 available to offset future taxable income. These NOLs expire beginning in 2034. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2016, the change in the valuation allowance was $89,129.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015

Statutory federal income tax rate	(34.0)%	(34.0)%
State taxes, net of federal tax benefit	(8.6)%	(11.5)%
Change in valuation allowance	42.6%	45.5%
Income tax provision (benefit)	0.0%	0.0%

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2016	December 31, 2015
Assets:
Cash and marketable securities held in Trust Account	1	$43,927,390	$43,646,683

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

On February 10, 2017, the Company’s stockholders approved the Extension Amendment. The number of shares of common stock presented for redemption in connection with the Extension Amendment was 911,200. The Company distributed $9,305,588, or approximately, $10.21 per share, to redeeming stockholders. In addition, the Company has agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from February 11, 2017 through August 11, 2017. To date, the Company has deposited an aggregate of $169,094 into the Company’s Trust Account. The Contribution was paid from funds loaned to the Company by a third party.

In February 2017, the Company entered into Promissory Notes with affiliates of its sponsors for an aggregate amount of $25,000 in order to fund working capital requirements (the “2017 Promissory Notes”). The 2017 Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date which the Company determines not to proceed with a Business Combination. In addition, on February 14, 2017 and March 16, 2017, the Company received advances from a third party in the aggregate amount of $170,000 in order to fund the Contribution required under the Extension Amendment. The advances are non-interest bearing, unsecured and due on demand.

In February 2017, the Company withdrew $84,371 of interest from the Trust Account in order to fund working capital requirements.

