Form 10-Q
period 2017-03-31
BARINGTON/HILCO ACQUISITION CORP.
filed 2017-05-15
CIK 1622175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒     No   ☐

As of May 14, 2016, there were 4,750,136 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BARINGTON/HILCO ACQUISITION CORP.

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$52	$22,271
Prepaid expenses	48,439	3,906
Total Current Assets	48,491	26,177

Cash and marketable securities held in Trust Account	34,746,622	43,927,390
TOTAL ASSETS	$34,795,113	$43,953,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$155,323	$149,563
Advances from third party	170,000	-
Promissory notes – related parties	265,000	230,000
Total Liabilities	590,323	379,563

Commitments and Contingencies

Common stock subject to possible redemption, 2,842,485 and 3,769,876 shares at redemption value as of March 31, 2017 and December 31, 2016, respectively	29,204,789	38,574,003

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,000,000 shares authorized; 1,907,651 and 1,891,460 shares issued and outstanding (excluding 2,842,485 and 3,769,876 shares subject to possible redemption) as of March 31, 2017 and December 31, 2016, respectively	191	189
Additional paid-in capital	5,781,500	5,717,876
Accumulated deficit	(781,690)	(718,064)
Total Stockholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,795,113	$43,953,567

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Operating costs	$103,723	$163,574
Loss from operations	(103,723)	(163,574)

Other income:
Interest income	40,097	15,145
Net Loss	$(63,626)	$(148,429)

Weighted average shares outstanding, basic and diluted (1)	1,891,460	1,843,343

Basic and diluted net loss per common share	$(0.03)	$(0.08)

(1)	Excludes an aggregate of up to 2,842,485 and 3,802,074 shares subject to redemption at March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(63,626)	$(148,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(40,097)	(15,145)
Changes in operating assets and liabilities:
Prepaid expenses	(44,533)	(19,809)
Accounts payable and accrued expenses	5,760	94,220
Net cash used in operating activities	(142,496)	(89,163)

Cash Flows from Investing Activities:
Contribution of cash in Trust Account	(169,094)	-
Cash withdrawn from Trust Account	9,389,959	-
Net cash provided by investing activities	9,220,865	-

Cash Flows from Financing Activities:
Advances from third party	170,000	-
Proceeds from promissory notes – related parties	35,000	-
Redemption of common stock	(9,305,588)	-
Net cash used in financing activities	(9,100,588)	-

Net Change in Cash and Cash Equivalents	(22,219)	(89,163)
Cash and Cash Equivalents - Beginning	22,271	199,436
Cash and Cash Equivalents - Ending	$52	$110,273

Supplemental disclosure of noncash investing and financing activities:
Change in value of common stock subject to possible redemption	$63,626	$148,430

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

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

At March 31, 2017, the Company had not yet commenced any operations. All activity through March 31, 2017 relates to the Company’s formation, its initial public offering, which is described below, and identifying a target company for a Business Combination.

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

On February 10, 2017, the Company’s stockholders approved to extend the period of time for which the Company is required to consummate a Business Combination until August 11, 2017 (the “Extension Amendment”). This extension of up-to six (6) months has been and is to be implemented in 30-day increments, at the Company’s option. The number of shares of common stock presented for redemption in connection with the Extension Amendment was 911,200. The Company distributed $9,305,588, or approximately, $10.21 per share, to redeeming stockholders. In addition, the Company has agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from February 11, 2017 through August 11, 2017 (the “Contribution”). To date, the Company has deposited an aggregate of $253,640 into the Company’s Trust Account. The Contribution was paid from funds loaned to the Company by a third party.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against a Business Combination. In the event that the Company is required to seek stockholder approval in connection with a Business Combination, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares that are voted are voted in favor of the Business Combination. In connection with such a vote, the Company will provide its stockholders with the opportunity to convert their shares of common stock upon the consummation of a Business Combination for a pro-rata portion of the amount then in the Trust Account (plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Company’s sponsors, officers and directors have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their Insider Shares (as defined in Note 7), shares underlying the Private Units and any public shares held by them, in favor of approving a Business Combination.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of March 31, 2017, the Company had $52 in its operating bank accounts, $34,746,622 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its common stock in connection therewith and a working capital deficit of $541,832. As of March 31, 2017, approximately $40,000 of the amount on deposit in the Trust Account represented interest income, which is available for working capital purposes and to pay the Company’s tax obligations. In February 2017, the Company withdrew $84,371 of interest from the Trust Account in order to fund working capital requirements.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its sponsors, stockholders, officers, directors, or third parties. The Company’s officers, directors and sponsors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 30, 2017, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2017, cash and marketable securities held in the Trust Account consisted of $34,746,622 in United States Treasury Bills with a maturity date of 180 days or less.

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

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock subject to possible redemption at March 31, 2017 and 2016 has been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 1,838,435 and 2,294,035 shares of common stock, respectively, (2) rights sold in the Initial Public Offering and private placement that convert into 367,687 and 458,807 shares of common stock, respectively, and (3) 200,000 shares of common stock, warrants to purchase 100,000 shares of common stock and rights that convert into 20,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2017 and December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2017 and December 31, 2016.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTE 4. INITIAL PUBLIC OFFERING

In February 2015, the Company sold an aggregate of 4,293,069 Units at a purchase price of $10.00 per Unit in its Initial Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), one right (“Public Right”) and one redeemable Common Stock purchase warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon the consummation of a Business Combination (see Note 8). Each Public Warrant entitles the holder to purchase one-half share of Common Stock at an exercise price of $12.50 per whole share (see Note 8).

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

NOTE 6. ADVANCE FROM THIRD PARTY

On February 14, 2017 and March 16, 2017, the Company received advances from a third party in the aggregate amount of $170,000 in order to fund the Contribution required under the Extension Amendment. The advances are non-interest bearing, unsecured and due on demand. On April 21, 2017, the Company received an additional $85,000 in advances from this third party to fund the Contribution required under the Extension Amendment.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS

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

Promissory Notes

On August 9, 2016, the Company entered into promissory notes (“Extension Promissory Notes”) with affiliates of its sponsors for an aggregate amount of $130,000 in order to fund the deposit required to extend the date by which it must complete its Business Combination to November 11, 2016 and to fund working capital requirements. On November 10, 2016, the Company entered into Second Extension Promissory Notes with affiliates of its sponsors for an aggregate amount of $100,000 in order to fund the deposit required to extend the date by which it must complete its Business Combination to February 11, 2017. In February and March 2017, the Company entered into promissory notes (“2017 Promissory Notes”) with affiliates of its sponsors for an aggregate amount of $35,000 to fund working capital requirements. The Extension Promissory Notes, the Second Extension Promissory Notes and the 2017 Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date on which the Company determines not to proceed with a Business Combination.

As of March 31, 2017, the amounts owed under the Extension Promissory Notes, Second Extension Promissory Notes and the 2017 Promissory Notes amounted to an aggregate of $265,000.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2017, there are no shares of preferred stock issued or outstanding.

Common Stock - The Company is authorized to issue 11,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At March 31, 2017, there were 1,907,651 shares of Common Stock issued and outstanding (excluding 2,842,485 shares of Common Stock subject to possible redemption).

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

Warrants - Public Warrants may only be exercised for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable upon consummation of a Business Combination. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of the Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire three years after the consummation of a Business Combination or earlier upon redemption or liquidation.

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

MARCH 31, 2017

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$34,746,622	$43,927,390

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

The Company deposited an aggregate of $84,546 into the Company’s Trust Account. The Contribution was paid from funds loaned to the Company by a third party.

On May 12, 2017, the Company entered into a merger agreement (the “Merger Agreement”) with Oomba, Inc., a Delaware corporation (“Oomba”), pursuant to which Oomba will merge into the Company (the “Merger”), with the Company surviving the Merger. In connection with the entry into the Merger Agreement, Oomba entered into an asset purchase agreement (the “Gameworks Purchase Agreement”) with Gameworks Entertaiment, LLC and several of its subsidiaries (collectively, “Gameworks”), pursuant to which Oomba will purchase substantially all of the assets of Gameworks. Oomba is a specialized software development company that is creating an interactive social network for eSports tournaments, leagues and teams. Gameworks is an entertainment and gaming venue that offers a combination of games, sports and food and beverage products for the whole family.

Pursuant to the Merger Agreement, an aggregate of 5,899,705 shares of the Company’s common stock (subject to adjustment for any outstanding Oomba indebtedness) will be exchanged for all outstanding shares of Oomba common stock, with five percent of such Company shares being placed into escrow for 18 months in order to secure Oomba’s indemnification obligations under the Merger Agreement. The Merger Agreement provides that upon the achievement, in 2018 and/or 2019, of certain EBITDA thresholds or Company common stock trading price thresholds, the Company would issue up to an additional 600,000 shares of its common stock to Oomba shareholders. Both the Merger Agreement and the Gameworks Purchase Agreement contain customary representations and warranties, covenants and indemnification provisions and are subject to customary closing conditions, including, in the case of the Merger Agreement, approval of the Merger by the shareholders of both the Company and Oomba. In addition, closing of the transactions contemplated by the Merger Agreement is subject to a condition that at closing at least $23,500,000 of cash is available in the Company’s Trust Account, which amount shall be reduced by any capital raised by Oomba prior to the Merger (down to a minimum of $5,000,000) and shall be net of transaction expenses. Oomba shareholders will have customary registration rights with respect to the shares of Company common stock received in the Merger, and certain such shareholders will be subject to restrictions on sales of Company common stock for a period of twelve months after closing.

Also on May 12, 2017, at a meeting of the board of directors, James A. Mitarotonda resigned his position as Chairman of the board of directors and Jeffrey D. Nuechterlein, was duly elected the new Chairman given Mr. Nuechterlein’s background working with and investing in technology companies.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2016 filed with the SEC on March 30, 2017. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On February 10, 2017, we held a special meeting of stockholders pursuant to which the stockholders approved an amendment to our Amended and Restated Certification of Incorporation (“A&R Charter”) providing for an extension of the period of time in which we are required to consummate an Initial Business Combination through August 11, 2017. This extension of up-to six (6) months has been and is to be implemented in 30-day increments, at our option. Pursuant to the terms of the A&R Charter, prior to the special meeting, stockholders were given the opportunity to redeem their shares of the Company’s Common Stock for their pro rata portion of the funds available in the Trust Account. The number of shares of Common Stock presented for redemption in connection with the Extension Amendment was 911,200. Accordingly, following the special meeting, the Company distributed $9,305,588, or approximately $10.21 per share, to redeeming stockholders. In addition, prior to the special meeting, the Company agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete an Initial Business Combination from February 11, 2017 through August 11, 2017 (the “Contribution). To date, the Company has deposited an aggregate of $253,640 into the Company’s Trust Account in connection with the Contribution, which is funded on a monthly basis. The Contribution has been and will continue to be paid from funds loaned to us by a third party.

On May 12, 2017, the Company entered into a merger agreement (the “Merger Agreement”) with Oomba, Inc., a Delaware corporation (“Oomba”), pursuant to which Oomba will merge into the Company (the “Merger”), with the Company surviving the Merger. In connection with the entry into the Merger Agreement, Oomba entered into an asset purchase agreement (the “Gameworks Purchase Agreement”) with Gameworks Entertaiment, LLC and several of its subsidiaries (collectively, “Gameworks”), pursuant to which Oomba will purchase substantially all of the assets of Gameworks. Oomba is a specialized software development company that is creating an interactive social network for eSports tournaments, leagues and teams. Gameworks is an entertainment and gaming venue that offers a combination of games, sports and food and beverage products for the whole family.

Pursuant to the Merger Agreement, an aggregate of 5,899,705 shares of the Company’s common stock (subject to adjustment for any outstanding Oomba indebtedness) will be exchanged for all outstanding shares of Oomba common stock, with five percent of such Company shares being placed into escrow for 18 months in order to secure Oomba’s indemnification obligations under the Merger Agreement. The Merger Agreement provides that upon the achievement, in 2018 and/or 2019, of certain EBITDA thresholds or Company common stock trading price thresholds, the Company would issue up to an additional 600,000 shares of its common stock to Oomba shareholders. Both the Merger Agreement and the Gameworks Purchase Agreement contain customary representations and warranties, covenants and indemnification provisions and are subject to customary closing conditions, including, in the case of the Merger Agreement, approval of the Merger by the shareholders of both the Company and Oomba. In addition, closing of the transactions contemplated by the Merger Agreement is subject to a condition that at closing at least $23,500,000 of cash is available in the Company’s Trust Account, which amount shall be reduced by any capital raised by Oomba prior to the Merger (down to a minimum of $5,000,000) and shall be net of transaction expenses. Oomba shareholders will have customary registration rights with respect to the shares of Company common stock received in the Merger, and certain such shareholders will be subject to restrictions on sales of Company common stock for a period of twelve months after closing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to March 31, 2017 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2017, we had a net loss of $63,626, mainly consisting of target identification expenses and operating costs of $103,723, offset by interest income on cash and marketable securities held in our Trust Account.

For the three months ended March 31, 2016, we had a net loss of $148,429 mainly consisting of target identification expenses and operating costs.

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

As of March 31, 2017, we had cash and marketable securities held in the Trust Account of $34,746,622 (including approximately $40,000 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us for working capital purposes and to pay taxes. Through March 31, 2017, we have withdrawn approximately $84,000 of interest earned on the Trust Account in order to fund working capital requirements.

In each of August and November 2016, we deposited $100,000 into the Trust Account as payment for the extension of the period of time to consummate a Business Combination for a total of six months.

On February 10, 2017, we made a payment of $9,305,588 to the holders of the aggregate of 911,200 shares of common stock presented for redemption in connection with the Extension Amendment.

As of March 31, 2017, we had cash of $52 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of March 31, 2017, we had accounts payable and accrued expenses of $155,323.

For the three months ended March 31, 2017, cash used in operating activities amounted to $142,496, resulting from a net loss of $63,626, interest earned on cash and marketable securities held in the Trust Account of $40,097 and changes in our operating assets and liabilities of $38,773. For the three months ended March 31, 2016, cash used in operating activities amounted to $89,163, resulting from a net loss of $148,429, interest earned on cash and marketable securities held in the Trust Account of $15,145 and changes in our operating assets and liabilities of $74,411.

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

In February and March 2017, we entered into Promissory Notes with affiliates of our sponsors for an aggregate amount of $35,000 in order to fund working capital requirements. The 2017 Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which we consummate a Business Combination or (ii) the date which we determine not to proceed with a Business Combination. In addition, on February 14, 2017, March 16, 2017 and April 21, 2017, we received advances from a third party in the aggregate amount of $255,000 in order to fund the Contribution required under the Extension Amendment. The advances are non-interest bearing, unsecured and due on demand.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 30, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

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

BARINGTON/HILCO ACQUISITION CORP.

Date: May 15, 2017	By:	/s/ Cory Lipoff
Name: Cory Lipoff
Title: Chief Executive Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

