Form 10-Q
period 2017-06-30
BARINGTON/HILCO ACQUISITION CORP.
filed 2017-08-18
CIK 1622175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-36832

BARINGTON/HILCO ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-1455824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, 6th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (212) 974-5710

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

As of August 18, 2016, there were 2,784,040 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BARINGTON/HILCO ACQUISITION CORP.

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,692	$22,271
Prepaid expenses	28,986	3,906
Total Current Assets	41,678	26,177

Cash and marketable securities held in Trust Account	34,999,394	43,927,390
TOTAL ASSETS	$35,041,072	$43,953,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$142,390	$149,563
Advances from third party	425,000	-
Promissory notes – related parties	265,000	230,000
Total Liabilities	832,390	379,563

Commitments and Contingencies

Common stock subject to possible redemption, 2,822,332 and 3,769,876 shares at redemption value as of June 30, 2017 and December 31, 2016, respectively	29,208,681	38,574,003

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,000,000 shares authorized; 1,927,804 and 1,891,460 shares issued and outstanding (excluding 2,822,332 and 3,769,876 shares subject to possible redemption) as of June 30, 2017 and December 31, 2016, respectively	193	189
Additional paid-in capital	5,777,606	5,717,876
Accumulated deficit	(777,798)	(718,064)
Total Stockholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,041,072	$43,953,567

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating costs	$51,144	$56,195	$154,867	$219,769
Loss from operations	(51,144)	(56,195)	(154,867)	(219,769)

Other income:
Interest income	55,036	18,711	95,133	33,856
Net Income (Loss)	$3,892	$(37,484)	$(59,734)	$(185,913)

Weighted average shares outstanding, basic and diluted (1)	1,907,651	1,859,262	1,899,600	1,851,303

Basic and diluted net income (loss) per common share	$(0.00)	$(0.02)	$(0.03)	$(0.10)

(1)	Excludes an aggregate of up to 2,822,332 and 3,796,761 shares subject to redemption at June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(59,734)	$(185,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(95,133)	(33,856)
Changes in operating assets and liabilities:
Prepaid expenses	(25,080)	2,382
Accounts payable and accrued expenses	(7,173)	71,546
Net cash used in operating activities	(187,120)	(145,841)

Cash Flows from Investing Activities:
Contribution of cash to Trust Account	(423,187)	-
Cash withdrawn from Trust Account	9,446,316	-
Net cash provided by investing activities	9,023,129	-

Cash Flows from Financing Activities:
Advances from third party	425,000	-
Proceeds from promissory notes – related parties	35,000	-
Redemption of common stock	(9,305,588)	-
Net cash used in financing activities	(8,845,588)	-

Net Change in Cash and Cash Equivalents	(9,579)	(145,841)
Cash and Cash Equivalents - Beginning	22,271	199,436
Cash and Cash Equivalents - Ending	$12,692	$53,595

Supplemental disclosure of noncash investing and financing activities:
Change in value of common stock subject to possible redemption	$59,734	$185,913

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

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

At June 30, 2017, the Company had not yet commenced any operations. All activity through June 30, 2017 relates to the Company’s formation, its initial public offering, which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Oomba, Inc., a Delaware corporation (“Oomba”), as described in Note 9.

As more fully described in Note 9, on May 12, 2017, the Company entered into a merger agreement (the “Merger Agreement”) with Oomba, pursuant to which the Company agreed to acquire all of the outstanding capital stock of Oomba, a specialized software development company that is creating an interactive social network for eSports tournaments, leagues and teams.

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

Transaction costs amounted to $1,613,722, consisting of $1,287,921 of underwriting fees and $325,801 of Initial Public Offering costs. In addition, as of June 30, 2017, cash held outside of the Trust Account amounted to $12,692.

On February 10, 2017, the Company’s stockholders approved to extend the period of time for which the Company is required to consummate a Business Combination until August 11, 2017 (the “Extension Amendment”). This extension of up-to six (6) months has been and is to be implemented in 30-day increments, at the Company’s option. The number of shares of common stock presented for redemption in connection with the Extension Amendment was 911,200. The Company distributed $9,305,588, or approximately, $10.21 per share, to redeeming stockholders. In addition, the Company has agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from February 11, 2017 through August 11, 2017 (the “Contribution”). To date, the Company has deposited an aggregate of $507,280 into the Company’s Trust Account in connection with the Extension Amendment. The Contribution was paid from funds loaned to the Company by the sponsors and a third party.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

On August 9, 2017, the Company’s stockholders approved to extend the period of time for which the Company is required to consummate a Business Combination until December 31, 2017 (the “Second Extension Amendment”). This extension is to be implemented in 30-day increments, at the Company’s option. The number of shares of common stock presented for redemption in connection with the Second Extension Amendment was 1,966,096. The Company distributed $20,373,670, or approximately, $10.36 per share, to redeeming stockholders. As a result thereof, as of August 9, 2017, cash and marketable securities held in the Trust Account decreased to $14,670,792. In addition, the Company has agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Second Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from August 11, 2017 through December 31, 2017 (the “Second Contribution”).

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

The Company initially had until August 11, 2016 to complete a Business Combination. However, the Initial Public Offering offering documents provided that, if the Company anticipated that it would not be able to consummate a Business Combination by such date, the Company could may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination).

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

In connection with the Extension Amendment and the Second Extension Amendment approved by the Company’s stockholders on February 10, 2017 and August 9, 2017, respectively, the Company has until December 31, 2017 (the “Combination Period”) to complete a Business Combination.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of June 30, 2017, the Company had $12,692 in its operating bank accounts, $34,999,394 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its common stock in connection therewith and a working capital deficit of $790,712. As of June 30, 2017, approximately $39,000 of the amount on deposit in the Trust Account represented interest income, which is available for working capital purposes and to pay the Company’s tax obligations. In February and May, 2017, the Company withdrew an aggregate of $140,728 of interest from the Trust Account in order to fund working capital requirements. In July 2017, the Company withdrew an additional $39,229 of interest from the Trust Account.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 30, 2017, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The interim results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

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

Cash and cash equivalents

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and proceeds from loans and advances and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the remaining proceeds of the Initial Public Offering and proceeds from loans and advances and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of June 30, 2017, cash and marketable securities held in the Trust Account consisted of $34,999,394 in United States Treasury Bills with a maturity date of 180 days or less.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock subject to possible redemption at June 30, 2017 and 2016 has been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 1,838,435 and 2,294,035 shares of common stock, respectively, (2) rights sold in the Initial Public Offering and private placement that convert into 367,687 and 458,807 shares of common stock, respectively, and (3) 200,000 shares of common stock, warrants to purchase 100,000 shares of common stock and rights that convert into 20,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2017 and December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2017 and December 31, 2016.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

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

NOTE 6. ADVANCE FROM THIRD PARTY

During the six months ended June 30, 2017, the Company received advances from a third party in the aggregate amount of $425,000 in order to fund the Contribution required under the Extension Amendment. The advances are non-interest bearing, unsecured and due on demand.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

As of June 30, 2017, the amounts owed under the Extension Promissory Notes, Second Extension Promissory Notes and the 2017 Promissory Notes amounted to an aggregate of $265,000.

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

NOTE 9. MERGER AGREEMENT

On May 12, 2017, the Company entered into a Merger Agreement with Oomba, pursuant to which Oomba will merge into the Company (the “Merger”), with the Company surviving the Merger. In connection with the entry into the Merger Agreement, Oomba entered into an asset purchase agreement (the “GameWorks Purchase Agreement”) with GameWorks Entertainment, LLC and several of its subsidiaries (collectively, “GameWorks”), pursuant to which Oomba will purchase substantially all of the assets of GameWorks. Oomba is a specialized software development company that is creating an interactive social network for eSports tournaments, leagues and teams. GameWorks is an entertainment and gaming venue that offers a combination of games, sports and food and beverage products for the whole family.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Pursuant to the Merger Agreement, an aggregate of 5,899,705 shares of the Company’s common stock (subject to adjustment for any outstanding Oomba indebtedness) will be exchanged for all outstanding shares of Oomba common stock, with five percent of such Company shares being placed into escrow for 18 months in order to secure Oomba’s indemnification obligations under the Merger Agreement. The Merger Agreement provides that upon the achievement, in 2018 and/or 2019, of certain EBITDA thresholds or Company common stock trading price thresholds, the Company would issue up to an additional 600,000 shares of its common stock to the former Oomba shareholders. Both the Merger Agreement and the Gameworks Purchase Agreement contain customary representations and warranties, covenants and indemnification provisions and are subject to customary closing conditions, including, in the case of the Merger Agreement, approval of the Merger by the shareholders of both the Company and Oomba. In addition, closing of the transactions contemplated by the Merger Agreement is subject to a condition that at closing at least $23,500,000 of cash is available in the Company’s Trust Account, which amount shall be reduced by any capital raised by Oomba prior to the Merger (down to a minimum of $5,000,000) and shall be net of transaction expenses. Oomba shareholders will have customary registration rights with respect to the shares of Company common stock received in the Merger, and certain such shareholders will be subject to restrictions on sales of Company common stock for a period of twelve months after closing.

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At June 30, 2017, there are no shares of preferred stock issued or outstanding.

Common Stock - The Company is authorized to issue 11,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At June 30, 2017, there were 1,927,804 shares of Common Stock issued and outstanding (excluding 2,822,332 shares of Common Stock subject to possible redemption).

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The Company may call the warrants for redemption (excluding the Private Warrants but including any outstanding warrants issued upon exercise of the unit purchase option issued to EBC), in whole and not in part, at a price of $.01 per warrant:

●	at any time while the Public Warrants are exercisable,
●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,
●	if, and only if, the reported last sale price of the Common Stock equals or exceeds $17.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Public Warrant holders, and
●	if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$34,999,394	$43,927,390

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 12. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

In July 2017, the Company received $85,000 in advances from the sponsors to fund the Contribution required under the Extension Amendment.

In July 2017, the Company deposited $84,547 into the Trust Account in connection with the Contribution.

On August 9, 2017, the Company’s stockholders approved to extend the Second Extension Amendment. This extension is to be implemented in 30-day increments, at the Company’s option. The number of shares of common stock presented for redemption in connection with the Second Extension Amendment was 1,966,096. The Company distributed $20,373,670, or approximately, $10.36 per share, to redeeming stockholders. As a result thereof, as of August 9, 2017, cash and marketable securities held in the Trust Account decreased to $14,670,792. In addition, the Company has agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Second Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from August 11, 2017 through December 31, 2017.

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

Overview

We were formed on July 24, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. We intend to utilize cash derived from the proceeds of our Initial Public Offering and the private placement of the Private Units, our securities, debt or a combination of cash, securities and debt, in effecting a Business Combination. The issuance of additional shares of Common Stock or preferred stock in a Business Combination:

●	may significantly dilute the equity interest of existing stockholders;
●	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;
●	could cause a change of control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Common Stock, rights and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our cash flows after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;
●	our immediate repayment of all principal and accrued interest, if any, if the debt security is payable on demand; and/or
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

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

On February 10, 2017, we held a special meeting of stockholders pursuant to which the stockholders approved an amendment to our Amended and Restated Certification of Incorporation (“A&R Charter”) providing for an extension of the period of time in which we are required to consummate an Initial Business Combination through August 11, 2017. This extension of up-to six (6) months has been and is to be implemented in 30-day increments, at our option. Pursuant to the terms of the A&R Charter, prior to the special meeting, stockholders were given the opportunity to redeem their shares of the Company’s Common Stock for their pro rata portion of the funds available in the Trust Account. The number of shares of Common Stock presented for redemption in connection with the Extension Amendment was 911,200. Accordingly, following the special meeting, the Company distributed $9,305,588, or approximately $10.21 per share, to redeeming stockholders. In addition, prior to the special meeting, the Company agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete an Initial Business Combination from February 11, 2017 through August 11, 2017 (the “Contribution). To date, the Company has deposited an aggregate of $507,280 into the Company’s Trust Account in connection with the Contribution, which is funded on a monthly basis. The Contribution was paid from funds loaned to us by a third party and our sponsors.

On August 9, 2017, we held a special meeting of stockholders pursuant to which the stockholders approved an amendment to our A&R Charter providing for an extension of the period of time in which we are required to consummate an Initial Business Combination through December 31, 2017. This extension is to be implemented in 30-day increments, at the Company’s option. Pursuant to the terms of the A&R Charter, prior to the special meeting, stockholders were given the opportunity to redeem their shares of the Company’s Common Stock for their pro rata portion of the funds available in the Trust Account. The number of shares of Common Stock presented for redemption in connection with the Second Extension Amendment was 1,966,096. Accordingly, following the special meeting, the Company distributed $20,373,670, or approximately $10.36 per share, to redeeming stockholders resulting in $14,670,792 being held in the Trust Account as of August 9,2017. In addition, prior to the special meeting, the Company agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Second Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from August 11, 2017 through December 31, 2017.

On May 12, 2017, the Company entered into a merger agreement (the “Merger Agreement”) with Oomba, Inc., a Delaware corporation (“Oomba”), pursuant to which Oomba will merge into the Company (the “Merger”), with the Company surviving the Merger. In connection with the entry into the Merger Agreement, Oomba entered into an asset purchase agreement (the “GameWorks Purchase Agreement”) with GameWorks Entertainment, LLC and several of its subsidiaries (collectively, “GameWorks”), pursuant to which Oomba will purchase substantially all of the assets of GameWorks. Oomba is a specialized software development company that is creating an interactive social network for eSports tournaments, leagues and teams. GameWorks is an entertainment and gaming venue that offers a combination of games, sports and food and beverage products for the whole family.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to June 30, 2017 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2017, we had net income (loss) of $3,892 and ($59,734), respectively, mainly consisting of target identification expenses and operating costs of $51,144 and $154,867, respectively, offset by interest income on cash and marketable securities held in our Trust Account of $55,036 and $95,133, respectively.

For the three and six months ended June 30, 2016, we had a net loss of $37,484 and $185,913, respectively, mainly consisting of target identification expenses and operating costs of $56,195 and $219,769, respectively, offset by interest income on cash and marketable securities held in our Trust Account of $18,711 and $33,856, respectively.

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

As of June 30, 2017, we had cash and marketable securities held in the Trust Account of $34,999,394 (including approximately $39,000 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us for working capital purposes and to pay taxes. Through June 30, 2017, we have withdrawn approximately $141,000 of interest earned on the Trust Account in order to fund working capital requirements.

In each of August and November 2016, we deposited $100,000 into the Trust Account as payment for the extension of the period of time to consummate a Business Combination for a total of six months.

On February 10, 2017, we made a payment of $9,305,588 to the holders of the aggregate of 911,200 shares of common stock presented for redemption in connection with the Extension Amendment.

On August 9, 2017, we made a payment of $20,373,670 to the holders of the aggregate of 1,966,096 shares of common stock presented for redemption in connection with the Second Extension Amendment. As a result thereof, cash and marketable securities held in the Trust Account amounted to $14,670,792.

As of June 30, 2017, we had cash of $12,692 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of June 30, 2017, we had accounts payable and accrued expenses of $142,390.

For the six months ended June 30, 2017, cash used in operating activities amounted to $187,120, resulting from a net loss of $59,734, interest earned on cash and marketable securities held in the Trust Account of 95,133 and changes in our operating assets and liabilities of $32,253.

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

In February and March 2017, we entered into Promissory Notes with affiliates of our sponsors for an aggregate amount of $35,000 in order to fund working capital requirements. The 2017 Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which we consummate a Business Combination or (ii) the date which we determine not to proceed with a Business Combination. In addition, during the six months ended June 30, 2017, we received advances from a third party in the aggregate amount of $255,000 in order to fund the Contribution required under the Extension Amendment. The advances are non-interest bearing, unsecured and due on demand.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BARINGTON/HILCO ACQUISITION CORP.

Date: August 18, 2017	By:	/s/ Cory Lipoff
Name: Cory Lipoff
Title: Chief Executive Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

