Form 10-Q
period 2017-09-30
BARINGTON/HILCO ACQUISITION CORP.
filed 2017-11-15
CIK 1622175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, there were 2,784,040 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BARINGTON/HILCO ACQUISITION CORP.

Condensed Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,456	$22,271
Prepaid expenses	19,907	3,906
Total Current Assets	40,363	26,177

Cash and marketable securities held in Trust Account	14,691,403	43,927,390
TOTAL ASSETS	$14,731,766	$43,953,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$151,985	$149,563
Advances from third party	425,000	—
Promissory notes – related parties	350,000	230,000
Total Liabilities	926,985	379,563

Commitments and Contingencies

Common stock subject to possible redemption, 848,494 and 3,769,876 shares at redemption value as of September 30, 2017 and December 31, 2016, respectively	8,804,780	38,574,003

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 11,000,000 shares authorized; 1,935,546 and 1,891,460 shares issued and outstanding (excluding 848,494 and 3,769,876 shares subject to possible redemption) as of September 30, 2017 and December 31, 2016, respectively	193	189
Additional paid-in capital	5,807,837	5,717,876
Accumulated deficit	(808,029)	(718,064)
Total Stockholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,731,766	$43,953,567

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating costs	$81,953	$52,991	$236,820	$272,760
Loss from operations	(81,953)	(52,991)	(236,820)	(272,760)

Other income:
Interest income	51,722	20,845	146,855	54,701
Net Income (Loss)	$(30,231)	$(32,146)	$(89,965)	$(218,059)

Weighted average shares outstanding, basic and diluted (1)	1,927,804	1,864,575	1,909,105	1,855,759

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.05)	$(0.12)

(1)	Excludes an aggregate of up to 848,494 and 3,783,136 shares subject to redemption at September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(89,965)	$(218,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(146,855)	(54,701)
Changes in operating assets and liabilities:
Prepaid expenses	(16,001)	24,573
Accounts payable and accrued expenses	2,422	69,598
Net cash used in operating activities	(250,399)	(178,589)

Cash Flows from Investing Activities:
Contribution of cash to Trust Account	(507,734)	(100,000)
Cash withdrawn from Trust Account	29,890,576	—
Net cash provided by investing activities	29,382,842	(100,000)

Cash Flows from Financing Activities:
Advances from third party	425,000	—
Proceeds from promissory notes – related parties	120,000	130,000
Redemption of common stock	(29,679,258)	—
Net cash used in financing activities	(29,134,258)	130,000

Net Change in Cash and Cash Equivalents	(1,815)	(148,589)
Cash and Cash Equivalents - Beginning	22,271	199,436
Cash and Cash Equivalents - Ending	$20,456	$50,847

Supplemental disclosure of noncash investing and financing activities:
Change in value of common stock subject to possible redemption	$89,965	$218,059

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Barington/Hilco Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 24, 2014. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more businesses or entities (a “Business Combination”).

At September 30, 2017, the Company had not yet commenced any operations. All activity through September 30, 2017 relates to the Company’s formation, its initial public offering, which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Oomba, Inc., a Delaware corporation (“Oomba”), as described in Note 9.

As more fully described in Note 9, on May 12, 2017, the Company entered into a merger agreement (the “Merger Agreement”) with Oomba, pursuant to which the Company agreed to acquire all of the outstanding capital stock of Oomba, a specialized software development company that is creating an interactive social network for eSports tournaments, leagues and teams.

On January 3, 2017, the Company received a letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market (“NASDAQ”) stating that the Company had not yet held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end. As a result, the Company was not in compliance with NASDAQ Listing Rule 5620(a) (the “Annual Meeting Rule”). The Letter was only a notification of deficiency, not of imminent delisting, and had no contemporaneous effect on the listing or trading of the Company’s securities on NASDAQ. The Letter stated that, under NASDAQ rules, the Company had 45 calendar days to submit a plan to regain compliance with the Annual Meeting Rule. If NASDAQ were to accept the Company’s plan, NASDAQ could have granted the Company an extension of up to 180 calendar days from the fiscal year end, or until June 29, 2017, to regain compliance with the Annual Meeting Rule. If NASDAQ did not accept the Company’s plan, the Company would have had the opportunity to appeal the decision in front of a NASDAQ Hearings Panel. The Company submitted a plan to regain compliance with the Annual Meeting Rule, pursuant to which the Company noted its intention to hold the annual meeting in connection with a vote of its shareholders to extend the date by which the Company must complete a Business Combination. The Company held the annual meeting on February 10, 2017 (see below).

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

Following the closing of the Initial Public Offering, an amount of $40,800,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the placement of the Private Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

Transaction costs amounted to $1,613,722, consisting of $1,287,921 of underwriting fees and $325,801 of Initial Public Offering costs. In addition, as of September 30, 2017, cash held outside of the Trust Account amounted to $20,456.

On February 10, 2017, the Company’s stockholders approved an extension of the period of time in which the Company is required to consummate a Business Combination until August 11, 2017 (the “First Extension Amendment”). This six (6) month extension was implemented in 30-day increments. The number of shares of common stock presented for redemption in connection with the First Extension Amendment was 911,200. The Company distributed $9,305,588, or approximately, $10.21 per share, to redeeming stockholders. In addition, the Company agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the First Extension Amendment, for each 30-day period, or portion thereof, that was needed by the Company to complete a Business Combination from February 11, 2017 through August 11, 2017 (the “Contribution”). The Company has deposited an aggregate of $507,734 into the Company’s Trust Account in connection with the First Extension Amendment. The Contribution was paid from funds loaned to the Company by the sponsors and a third party.

BARINGTON/HILCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

On August 9, 2017, the Company’s stockholders approved an additional extension of the period of time in which the Company is required to consummate a Business Combination until December 31, 2017 (the “Second Extension Amendment”). This extension is to be implemented in 30-day increments, at the Company’s option. The number of shares of common stock presented for redemption in connection with the Second Extension Amendment was 1,966,096. The Company distributed $20,373,670, or approximately, $10.36 per share, to redeeming stockholders. As a result thereof, as of August 9, 2017, cash and marketable securities held in the Trust Account decreased to $14,670,792. In addition, the Company has agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Second Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from August 11, 2017 through December 31, 2017 (the “Second Contribution”). To date, the Company has deposited an aggregate of $106,183 into the Company’s Trust Account in connection with the Second Extension Amendment. The Second Contribution was paid from funds loaned to the Company by one of the sponsors.

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

The Company initially had until August 11, 2016 to complete a Business Combination. However, the Initial Public Offering documents provided that, if the Company anticipated that it would not be able to consummate a Business Combination by such date, the Company could extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination).

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

In connection with the First Extension Amendment and the Second Extension Amendment approved by the Company’s stockholders on February 10, 2017 and August 9, 2017, respectively, the Company has until December 31, 2017 (the “Combination Period”) to complete a Business Combination.

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

BARINGTON/HILCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of September 30, 2017, the Company had $20,456 in its operating bank accounts, $14,691,403 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its common stock in connection therewith and a working capital deficit of $886,622. As of September 30, 2017, approximately $20,000 of the amount on deposit in the Trust Account represented interest income, which is available for working capital purposes and to pay the Company’s tax obligations. To date, the Company has withdrawn an aggregate of $230,967 of interest from the Trust Account in order to fund working capital requirements.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 30, 2017, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The interim results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

BARINGTON/HILCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

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

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the remaining proceeds of the Initial Public Offering and proceeds from loans and advances and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of September 30, 2017, cash and marketable securities held in the Trust Account consisted of $14,691,403 in United States Treasury Bills with a maturity date of 180 days or less.

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

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Common stock subject to possible redemption at September 30, 2017 and 2016, which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,294,035 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 458,807 shares of common stock, and (3) 200,000 shares of common stock, warrants to purchase 100,000 shares of common stock and rights that convert into 20,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

BARINGTON/HILCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2017 and December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2017 and December 31, 2016.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

In February 2015, the Company sold an aggregate of 4,293,069 Units at a purchase price of $10.00 per Unit in its Initial Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), one right (“Public Right”) and one redeemable Common Stock purchase warrant (“Public Warrant”). Each Public Right will automatically convert into one-tenth (1/10) of one share of Common Stock upon the consummation of a Business Combination (see Note 8). Each Public Warrant entitles the holder to purchase one-half share of Common Stock at an exercise price of $12.50 per whole share (see Note 8).

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

BARINGTON/HILCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

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

NOTE 6. ADVANCE FROM THIRD PARTY

During the nine months ended September 30, 2017, the Company received advances from a third party in the aggregate amount of $425,000 in order to fund the Contribution required under the First Extension Amendment. The advances are non-interest bearing, unsecured and due on demand.

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

Promissory Notes

On August 9, 2016, the Company entered into promissory notes (“Extension Promissory Notes”) with affiliates of its sponsors for an aggregate amount of $130,000 in order to fund the deposit required to extend the date by which it must complete its Business Combination to November 11, 2016 and to fund working capital requirements. On November 10, 2016, the Company entered into Second Extension Promissory Notes with affiliates of its sponsors for an aggregate amount of $100,000 in order to fund the deposit required to extend the date by which it must complete its Business Combination to February 11, 2017. In February and March 2017, the Company entered into promissory notes (“2017 Promissory Notes”) with affiliates of its sponsors for an aggregate amount of $35,000 to fund working capital requirements. In July and August 2017, the Company entered into promissory notes (“2017 Trust Promissory Notes”) with affiliates of its sponsors for an aggregate amount of $85,000 to fund the Contribution required under the First Extension Amendment. The Extension Promissory Notes, the Second Extension Promissory Notes, the 2017 Promissory Notes and the 2017 Trust Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date on which the Company determines not to proceed with a Business Combination.

As of September 30, 2017, the amounts owed under the Extension Promissory Notes, Second Extension Promissory Notes, the 2017 Promissory Notes and the 2017 Trust Promissory Notes amounted to an aggregate of $350,000.

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
SEPTEMBER 30, 2017
(Unaudited)

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

NOTE 9. MERGER AGREEMENT

On May 12, 2017, the Company entered into a Merger Agreement with Oomba, pursuant to which Oomba will merge into the Company (the “Merger”), with the Company surviving the Merger. In connection with the entry into the Merger Agreement, Oomba entered into an asset purchase agreement (the “GameWorks Purchase Agreement”) with GameWorks Entertainment, LLC and several of its subsidiaries (collectively, “GameWorks”), pursuant to which Oomba agreed to purchase substantially all of the assets of GameWorks. Oomba is a specialized software development company that is creating an interactive social network for eSports tournaments, leagues and teams. GameWorks is an entertainment and gaming venue that offers a combination of games, sports and food and beverage products for the whole family. On August 31, 2017, Oomba closed its acquisition of substantially all of the assets of GameWorks.

Pursuant to the Merger Agreement, an aggregate of 5,899,705 shares of the Company’s common stock (subject to adjustment for any outstanding Oomba indebtedness) will be exchanged for all outstanding shares of Oomba common stock, with five percent of such Company shares being placed into escrow for 18 months in order to secure Oomba’s indemnification obligations under the Merger Agreement. The Merger Agreement provides that upon the achievement, in 2018 and/or 2019, of certain EBITDA thresholds or Company common stock trading price thresholds, the Company would issue up to an additional 600,000 shares of its common stock to the former Oomba shareholders. The Merger Agreement contains customary representations and warranties, covenants and indemnification provisions and is subject to customary closing conditions, including approval of the Merger by the shareholders of both the Company and Oomba. In addition, closing of the transactions contemplated by the Merger Agreement is subject to a condition that at closing at least $23,500,000 of cash is available in the Company’s Trust Account, which amount shall be reduced by any capital raised by Oomba prior to the Merger (down to a minimum of $5,000,000) and shall be net of transaction expenses. Oomba shareholders will have customary registration rights with respect to the shares of Company common stock received in the Merger, and certain such shareholders will be subject to restrictions on sales of Company common stock for a period of twelve months after closing.

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2017, there are no shares of preferred stock issued or outstanding.

BARINGTON/HILCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

Common Stock - The Company is authorized to issue 11,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At September 30, 2017, there were 1,935,546 shares of Common Stock issued and outstanding (excluding 848,494 shares of Common Stock subject to possible redemption).

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

BARINGTON/HILCO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$14,691,403	$43,927,390

NOTE 12. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

In November 2017, the Company deposited an aggregate of $106,183 into the Company’s Trust Account in connection with the Second Extension Amendment. The Second Contribution was paid from funds loaned to the Company by one of the sponsors. The loan is non-interest bearing, unsecured and due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date on which the Company determines not to proceed with a Business Combination.

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

On February 10, 2017, we held a special meeting of stockholders pursuant to which the stockholders approved an amendment to our Amended and Restated Certification of Incorporation (“A&R Charter”) providing for an extension of the period of time in which we are required to consummate an Initial Business Combination through August 11, 2017. This six (6) month extension was implemented in 30-day increments. Pursuant to the terms of the A&R Charter, prior to the special meeting, stockholders were given the opportunity to redeem their shares of the Company’s Common Stock for their pro rata portion of the funds available in the Trust Account. The number of shares of Common Stock presented for redemption in connection with the First Extension Amendment was 911,200. Accordingly, following the special meeting, the Company distributed $9,305,588, or approximately $10.21 per share, to redeeming stockholders. In addition, prior to the special meeting, the Company agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the First Extension Amendment, for each 30-day period, or portion thereof, that was needed by the Company to complete an Initial Business Combination from February 11, 2017 through August 11, 2017 (the “Contribution). The Company has deposited an aggregate of $507,280 into the Company’s Trust Account in connection with the Contribution, which is funded on a monthly basis. The Contribution was paid from funds loaned to us by a third party and our sponsors.

On August 9, 2017, we held a special meeting of stockholders pursuant to which the stockholders approved an amendment to our A&R Charter providing for an additional extension of the period of time in which we are required to consummate an Initial Business Combination through December 31, 2017. The purpose of the extension was to provide Oomba additional time to complete an audit of its financial statements so that the parties may proceed with closing the transactions contemplated by the Merger Agreement. Pursuant to the terms of the Merger Agreement, Oomba was required to complete its audit by May 31, 2017. This extension is to be implemented in 30-day increments, at the Company’s option. Pursuant to the terms of the A&R Charter, prior to the special meeting, stockholders were given the opportunity to redeem their shares of the Company’s Common Stock for their pro rata portion of the funds available in the Trust Account. The number of shares of Common Stock presented for redemption in connection with the Second Extension Amendment was 1,966,096. Accordingly, following the special meeting, the Company distributed $20,373,670, or approximately $10.36 per share, to redeeming stockholders resulting in $14,670,792 being held in the Trust Account as of August 9, 2017. In addition, prior to the special meeting, the Company agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Second Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from August 11, 2017 through December 31, 2017. To date, we deposited an aggregate of $106,183 into the Trust Account in connection with the Second Extension Amendment. The Second Contribution was paid from funds loaned to us by the sponsors.

On May 12, 2017, the Company entered into a merger agreement (the “Merger Agreement”) with Oomba, Inc., a Delaware corporation (“Oomba”), pursuant to which Oomba will merge into the Company (the “Merger”), with the Company surviving the Merger. In connection with the entry into the Merger Agreement, Oomba entered into an asset purchase agreement (the “GameWorks Purchase Agreement”) with GameWorks Entertainment, LLC and several of its subsidiaries (collectively, “GameWorks”), pursuant to which Oomba purchased substantially all of the assets of GameWorks on August 31, 2017. Oomba is a specialized software development company that is creating an interactive social network for eSports tournaments, leagues and teams. GameWorks is an entertainment and gaming venue that offers a combination of games, sports and food and beverage products for the whole family.

Pursuant to the Merger Agreement, an aggregate of 5,899,705 shares of the Company’s common stock (subject to adjustment for any outstanding Oomba indebtedness) will be exchanged for all outstanding shares of Oomba common stock, with five percent of such Company shares being placed into escrow for 18 months in order to secure Oomba’s indemnification obligations under the Merger Agreement. The Merger Agreement provides that upon the achievement, in 2018 and/or 2019, of certain EBITDA thresholds or Company common stock trading price thresholds, the Company would issue up to an additional 600,000 shares of its common stock to Oomba shareholders. The Merger Agreement contains customary representations and warranties, covenants and indemnification provisions and is subject to customary closing conditions, including approval of the Merger by the shareholders of both the Company and Oomba. In addition, closing of the transactions contemplated by the Merger Agreement is subject to a condition that at closing at least $23,500,000 of cash is available in the Company’s Trust Account, which amount shall be reduced by any capital raised by Oomba prior to the Merger (down to a minimum of $5,000,000) and shall be net of transaction expenses. Oomba shareholders will have customary registration rights with respect to the shares of Company common stock received in the Merger, and certain such shareholders will be subject to restrictions on sales of Company common stock for a period of twelve months after closing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to September 30, 2017 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2017, we had net loss of $30,231 and $89,965, respectively, mainly consisting of target identification expenses and operating costs of $81,953 and $236,820, respectively, offset by interest income on cash and marketable securities held in our Trust Account of $51,722 and $146,855, respectively.

For the three and nine months ended September 30, 2016, we had a net loss of $32,146 and $218,059, respectively, mainly consisting of target identification expenses and operating costs of $52,991 and $272,760, respectively, offset by interest income on cash and marketable securities held in our Trust Account of $20,845 and $54,701, respectively.

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

As of September 30, 2017, we had cash and marketable securities held in the Trust Account of $14,691,403 (including approximately $20,000 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us for working capital purposes and to pay taxes. To date, we have withdrawn approximately $231,000 of interest earned on the Trust Account in order to fund working capital requirements.

In each of August and November 2016, we deposited $100,000 into the Trust Account as payment for the extension of the period of time to consummate a Business Combination for a total of six months.

On February 10, 2017, we made a payment of $9,305,588 to the holders of the aggregate of 911,200 shares of common stock presented for redemption in connection with the First Extension Amendment.

On August 9, 2017, we made a payment of $20,373,670 to the holders of the aggregate of 1,966,096 shares of common stock presented for redemption in connection with the Second Extension Amendment. As a result thereof, cash and marketable securities held in the Trust Account amounted to $14,670,792.

As of September 30, 2017, we had cash of $20,456 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of September 30, 2017, we had accounts payable and accrued expenses of $151,985.

For the nine months ended September 30, 2017, cash used in operating activities amounted to $250,399, resulting from a net loss of $89,965, interest earned on cash and marketable securities held in the Trust Account of $146,855 and changes in our operating assets and liabilities of $13,579.

For the nine months ended September 30, 2016, cash used in operating activities amounted to $178,589, resulting from a net loss of $218,059, interest earned on securities held in the Trust Account of $54,701 and changes in our operating assets and liabilities of $94,171.

We have engaged a law firm to assist us with legal matters in identifying, negotiating, and consummating a Business Combination, as well as assisting with other legal matters. In the event of a successful Business Combination, the amount of fees to be paid will be agreed upon between us and the law firm in light of all the facts and circumstances at that point in time. If a Business Combination does not occur, we will not be required to pay this contingent fee. Management is unable to determine the amount of the legal fees to be paid at this time. There can be no assurance that we will complete a Business Combination.

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

In February and March 2017, we entered into 2017 Promissory Notes with affiliates of our sponsors for an aggregate amount of $35,000 in order to fund working capital requirements. The 2017 Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which we consummate a Business Combination or (ii) the date which we determine not to proceed with a Business Combination.

In July and August 2017, we entered into 2017 Trust Promissory Notes with affiliates of our sponsors to fund the Contribution required under the First Extension Amendment. The 2017 Trust Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which we consummate a Business Combination or (ii) the date which we determine not to proceed with a Business Combination. In addition, during the nine months ended September 30, 2017, we received advances from a third party in the aggregate amount of $425,000 in order to fund the Contribution required under the First Extension Amendment. The advances are non-interest bearing, unsecured and due on demand.

In November 2017, we entered into a promissory note with one of our sponsors to fund the Second Contribution required under the Second Extension Amendment. The loan is non-interest bearing, unsecured and due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date on which we determine not to proceed with a Business Combination.

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

Off-balance sheet financing arrangements

We have engaged a law firm to assist the Company with legal matters in identifying, negotiating, and consummating a Business Combination, as well as assisting with other legal matters. In the event of a successful Business Combination, the amount of fees to be paid will be agreed upon between us and the law firm in light of all the facts and circumstances at that point in time. If a Business Combination does not occur, we will not be required to pay this contingent fee. Management is unable to determine the amount of the legal fees to be paid at this time.

Other than the above, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BARINGTON/HILCO ACQUISITION CORP.

Date: November 15, 2017	By:	/s/ Cory Lipoff
Name: Cory Lipoff
Title: Chief Executive Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)