Form 10-K
period 2017-12-31
BARINGTON/HILCO ACQUISITION CORP.
filed 2018-06-15
CIK 1622175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-36832

BARINGTON/HILCO ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-1455824
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10990 Wilshire Blvd., Penthouse Los Angeles, CA	90024
(Address of Principal Executive Offices)	(Zip Code)

(310) 734-1310

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	Nasdaq Capital Market
Warrants to purchase one-half of one share of Common Stock	Nasdaq Capital Market
Rights, exchangeable into one-tenth of one share of Common Stock	Nasdaq Capital Market
Units, each consisting of one share of Common Stock, one Right and one Warrant	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $34.9 million.

As of May 30, 2018, there were 2,246,236 shares of Common Stock, $.0001 par value per share, outstanding.

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

Company History

In September 2014, our original sponsors purchased an aggregate of 1,150,000 shares of our common stock, which we refer to throughout this report as the “Insider Shares,” for an aggregate purchase price of $25,000, or approximately $0.02 per share.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 295,000 Units (“Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s original sponsors and EarlyBirdCapital, Inc., the representative of the Company’s underwriters (“EBC”), generating gross proceeds of $2,950,000. On such date, EBC notified the Company of its election to exercise its over-allotment option to the extent of 293,069 out of a possible 600,000 Units. Pursuant to terms set forth upon their purchase, 76,733 Insider Shares held by our original sponsors were forfeited when the underwriters did not exercise their over-allotment option in full.

Of the net proceeds from our Initial Public Offering (including the exercise of the over-allotment option) and the private placement of the Private Units, $43,642,769 was placed in a trust account at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except as described in this Form 10-K, the remaining proceeds in the Trust Account will not be released until the earlier of the completion of our Initial Business Combination and our redemption of 100% of the outstanding public shares of Common Stock upon our failure to consummate an Initial Business Combination by June 30, 2018, or earlier at the Company’s option.

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

On February 10, 2017, we held a special meeting of stockholders pursuant to which the stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (the “A&R Charter”) providing for an extension of the period of time in which we are required to consummate a Business Combination through August 11, 2017 (the “First Extension Amendment”). The six (6) month extension was implemented in 30-day increments. Pursuant to the terms of the A&R Charter, prior to the special meeting, stockholders were given the opportunity to redeem their shares of the Company’s Common Stock for their pro rata portion of the funds available in the Trust Account. The number of shares of Common Stock presented for redemption in connection with the First Extension Amendment was 911,200. Accordingly, following the special meeting, the Company distributed $9,305,588, or approximately $10.21 per share, to redeeming stockholders. In addition, prior to the special meeting, the Company agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the First Extension Amendment, for each 30-day period, or portion thereof, that was needed by the Company to complete a Business Combination from February 11, 2017 through August 11, 2017 (the “Contribution). The Company deposited an aggregate of $507,280 into the Company’s Trust Account in connection with the First Extension Amendment. Of the aggregate of $507,734 deposited into the Company’s Trust Account in connection with the First Extension Amendment, $425,000 was paid from funds advanced to the Company by Oomba, Inc., a Delaware corporation. (“Oomba”). The advances were non-interest bearing, unsecured and due on demand.

On August 9, 2017, we held a special meeting of stockholders pursuant to which the stockholders approved an amendment to our A&R Charter providing for an additional extension of the period of time in which we were required to consummate a Business Combination through December 31, 2017 (the “Second Extension Amendment”). The extension was implemented in 30-day increments. Pursuant to the terms of the A&R Charter, prior to the special meeting, stockholders were given the opportunity to redeem their shares of the Company’s Common Stock for their pro rata portion of the funds available in the Trust Account. The number of shares of Common Stock presented for redemption in connection with the Second Extension Amendment was 1,966,096. Accordingly, following the special meeting, the Company distributed $20,373,670, or approximately $10.36 per share, to redeeming stockholders. In addition, prior to the special meeting, the Company agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Second Extension Amendment, for each 30-day period, or portion thereof, that was needed by the Company to complete a Business Combination from August 11, 2017 through December 31, 2017 (the “Second Contribution”). The Company deposited an aggregate of $164,412 into the Trust Account in connection with the Second Extension Amendment. The Second Contribution was paid by the Company and from funds loaned to us by the sponsors.

On December 29, 2017, we held a special meeting of stockholders pursuant to which the stockholders approved an amendment to our A&R Charter providing for an additional extension of the period of time in which we were required to consummate a Business Combination through June 30, 2018 (the “Third Extension Amendment”). The extension is to be implemented in 30-day increments. Pursuant to the terms of the A&R Charter, prior to the special meeting, stockholders were given the opportunity to redeem their shares of the Company’s Common Stock for their pro rata portion of the funds available in the Trust Account. The number of shares of Common Stock presented for redemption in connection with the Third Extension Amendment was 537,804. Accordingly, on January 3, 2018, the Company distributed $5,635,379, or approximately $10.48 per share, to redeeming stockholders, resulting in $9,199,825 being held in the Trust Account as of January 3, 2018. In addition, prior to the special meeting, the Company agreed to contribute $0.04 per share to the Trust Account for each public share that was not converted in connection with the approval of the Third Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from December 31, 2017 through June 30, 2018 (the “Third Contribution”). Furthermore, the Company agreed to prepay the contributions for the three-month period from December 31, 2017 until March 31, 2018. On January 4, 2018 and April 23, 2018, the Company deposited an aggregate of $140,475 into the Trust Account in connection with the Third Extension Amendment. The Third Contribution was paid by the Company.

On January 3, 2017, the Company received a letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market (“NASDAQ”) stating that the Company had not yet held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end. As a result, the Company was not in compliance with NASDAQ Listing Rule 5620(a) (the “Annual Meeting Rule”). The Letter was only a notification of deficiency, not of imminent delisting, and had no contemporaneous effect on the listing or trading of the Company’s securities on NASDAQ. The Letter stated that, under NASDAQ rules, the Company had 45 calendar days to submit a plan to regain compliance with the Annual Meeting Rule. If NASDAQ were to accept the Company’s plan, NASDAQ could have granted the Company an extension of up to 180 calendar days from the fiscal year end, or until June 29, 2017, to regain compliance with the Annual Meeting Rule. If NASDAQ did not accept the Company’s plan, the Company would have had the opportunity to appeal the decision in front of a NASDAQ Hearings Panel. The Company submitted a plan to regain compliance with the Annual Meeting Rule, pursuant to which the Company noted its intention to hold the annual meeting in connection with a vote of its shareholders to extend the date by which the Company must complete a Business Combination. The Company held the annual meeting on February 10, 2017.

On April 18, 2018 and May 17, 2018, the Company received a letter from NASDAQ stating that the Company had not timely filed its Annual Report on Form 10-K for the period ended December 31, 2017 or its Form 10-Q for the period ended March 31, 2018 (the “Filings”). As a result, the Company was not in compliance with NASDAQ Listing Rule 5250(c)(1) (the “Filing Rule”).The Company has 60 calendar days to submit a plan to regain compliance with the Annual Filing Rule. If NASDAQ were to accept the Company’s plan, NASDAQ could grant the Company an extension of up to 180 calendar days from the Filing’s due date, or until October 15, 2018, to regain compliance with the Filing Rule. If NASDAQ does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a NASDAQ Hearings Panel.

On May 12, 2017, the Company entered into a merger agreement (the “Merger Agreement”) with Oomba pursuant to which the Company agreed to acquire all of the outstanding capital stock of Oomba. On November 29, 2017, the Company terminated the Merger Agreement with Oomba because Oomba breached several of its obligations under the Merger Agreement, including, but not limited to, its obligation to deliver to the Company audited financial statements of Oomba on or prior to May 31, 2017. The termination of the Merger Agreement was effective as of November 29, 2017, and the Company reserved its rights to vigorously pursue all available remedies against Oomba under the Merger Agreement and applicable law. As a result of these breaches, the Company believes that approximately $867,000 of net expenses incurred by the Company are the responsibility of Oomba pursuant to the Merger Agreement. These reimbursable expenses are net of the $425,000 advanced by Oomba to the Company.

While the Company believes it is owed the $867,000 from Oomba, the Company has not retained legal counsel with respect to the above demand for reimbursement, nor has the Company commenced any action against Oomba in order to collect the expenses it believes it is owed. It should also be noted that, even if the Company were to commence legal action against Oomba, the Company believes that the likelihood of collecting the receivable would be remote given that Oomba does not have sufficient cash funds to be able to make the payment.

On January 3, 2018, the Company, Barington Companies Advisors, LLC (“Barington”), Hilco Global (“Hilco Global”), Hilco Merchant Resources, LLC (“HMR” and, together with Hilco Global, collectively, “Hilco”), and certain additional parties, including members of the board of directors of the Company (together with Barington and Hilco, the “Sellers”), entered into an agreement (the “Change of Control Agreement”) with Sweiss Ventures, LLC, a Nevada limited liability company (“Sweiss”), JS Equity Holdings, LLC, a New York limited liability company (“JSE”), BAG Spac 1, LLC, a Delaware limited liability company (“BAG”), PLA99, LLC, a Delaware limited liability company (”PLA”), and Oreva Partners, LLC, a Delaware limited liability company (“Oreva” and together with Sweiss, JSE, BAG and PLA, the “Investors”).

Pursuant to the Change of Control Agreement, the Sellers agreed to transfer to the Investors an aggregate of (a) 1,035,767 shares of common stock of the Company (the “Common Stock”), and (b) an aggregate of 142,500 warrants to purchase an additional 71,250 shares of Common Stock (collectively, the “Transferred Securities”). The 1,035,767 shares of Common Stock included in the Transferred Securities represented 96.5% of an aggregate of 1,073,267 insider promoter shares of Common Stock of the Company owned of record and beneficially by the Sellers (the “Insider Shares”). Under the terms of the Change of Control Agreement, the Sellers retained an aggregate of (i) 285,000 shares of Common Stock and associated rights, which entitle a holder to receive one-tenth (1/10) of a share of Common Stock (the “Rights”), and (ii) 37,500 promotional shares of Common Stock that were issued to directors, officers and a consultant of the Company as compensation for their services to the Company.

In consideration for their receipt of the Transferred Securities, the Investors and its affiliates obtained control of the board of directors of the Company. In such connection each of Jared L. Landaw, Jeffrey B. Hecktman, Robert Mettler, Frank R. Mori, James A. Mitarotonda and Jeffrey D. Nuechterlein, representing the entire former board of directors of the Company, resigned as directors effective as of the close of business January 4, 2018, and Adam Levin, Paul Abramowitz, Justin Ehrlich, Marc Beilinson and Colin Conway were appointed as directors of the Company, with Mr. Levin serving as Chairman of the Board. In addition, Cory Lipoff, Jeffrey D. Nuechterlein and Jared L. Landaw each resigned as officers of the Company, and Mr. Abramowitz was appointed as Chief Executive Officer and President of the Company, effective as of the close of business on January 4, 2018.

Mr. Abramowitz is the manager of PLA, Mr. Beilinson is the manager of BAG, Mr. Ehrlich is the manager of JSE and Mr. Levin is the manager of Sweiss.

Under the terms of the Change of Control Agreement, the Investors and its affiliates and associates (collectively, the “Investor Group”) agreed to use its and their best efforts to locate and consummate, on or prior to the June 30, 2018, a Business Combination for the Company acceptable to the Company’s stockholders. In addition, the Investors paid on behalf of the Company, or reimbursed the Sellers for, (i) $154,000, representing three months payment required to be paid by the Company for the Third Extension Amendment, and other accrued fees and expenses, and agreed pay approximately $59,229 in additional documented Company expenses within 30 days. The Investors also agreed to assume responsibility for all ongoing costs and expenses of the Company, including, without limitation, payments associated with the Third Extension Amendment and costs and expenses associated with running and maintaining a publicly traded company following the closing of the transactions contemplated by the Agreement.

On February 14, 2018, the Company, Oreva Capital Corp., (“Oreva”) and an entity formed by Oreva, POP G Foods Holding, Inc. (“Pop G”) entered into a letter of intent (the “LOI”) with Specialty Brands Holdings, LLC (“the “Seller”) and Papa Gino’s Inc.. The parties agreed that until February 28, 2018 (the “Exclusivity Period”), none of the parties nor their affiliates would seek to consummate a sale or purchase transaction with any other person or entity.

Under the terms of the LOI, the Seller agreed in principle to sell to Pop G 100% of the capital stock of PGHC Holdings, Inc., a Delaware corporation (the “PGHC”). PGHC is a holding company that owns 100% of the capital stock of Papa Gino’s Holding Corp., a Delaware corporation, which together with its direct and indirect subsidiaries, including Papa Gino’s, Inc., owns, operates and franchises (i) 148 company owned pizzeria restaurants and one venue licensee, under the trade name Papa Gino’s™ and (ii) 93 company owned sandwich restaurants, 31 franchised locations and three venue licensees under the trade name, D’Angelo’s™ ; in each case, throughout New England (collectively, the “Business”).

On or about March 21, 2018, the negotiation of the definitive stock purchase agreement was terminated as the parties were unable to agree upon the final purchase price.

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

Identifying a Target Business

Subject to our management team’s pre-existing fiduciary duties and the limitations that a target business have a fair market value of at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for our Initial Business Combination, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

● financial condition and results of operation;

● growth potential;

● brand recognition and potential;

● return on equity or invested capital;

● market capitalization or enterprise value;

● experience and skill of management and availability of additional personnel;

● capital requirements;

● competitive position;

● barriers to entry;

● stage of development of the products, processes or services;

● existing distribution and potential for expansion;

● degree of current or potential market acceptance of the products, processes or services;

● proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

● impact of regulation on the business;

● regulatory environment of the industry;

● costs associated with effecting the business combination;

● industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

● macro competitive dynamics in the industry within which the company competes.

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

Lack of Business Diversification

We expect to complete only a single business combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating our Initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination; and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

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

We will consummate our Initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of Common Stock voted are voted in favor of the business combination. As a result, if stockholders owning approximately 2% or more of the shares of Common Stock sold in the Initial Public Offering exercise conversion rights, the business combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company upon consummation of the proposed Initial Business Combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such business combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an Initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such Initial Business Combination, our net tangible asset threshold may limit our ability to consummate such Initial Business Combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. We may not be able to consummate a business combination unless the number of shares of Common Stock seeking conversion rights is significantly less than the 2% indicated above. As a result, we may not be able to consummate such Initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until June 30, 2018 in order to be able to receive a portion of the Trust Account.

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

Liquidation if No Business Combination

If we do not complete a business combination before June 30, 2018, unless we are able to obtain a fourth extension, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In connection with our redemption of 100% of our outstanding public shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us for our working capital requirements or necessary to pay our taxes payable on such funds (subject in each case to our obligations under Delaware law to provide for claims of creditors). There will be no distribution from the Trust Account with respect to our rights or warrants, which will expire worthless.

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

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our Initial Business Combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following June 30, 2018 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We will seek to have all third parties and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. The underwriters in the Initial Public Offering have already executed such a waiver agreement. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the Trust Account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the Trust Account. As a result, if we liquidate, the per-share distribution from the Trust Account could be less than $10.72 due to claims or potential claims of creditors as of June 30, 2018. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the Trust Account, inclusive of any interest not previously released to us.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we may not be able to return to our public stockholders at least $10.72 per share as of June 30, 2018.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the Trust Account to our public stockholders promptly after June 30, 2018, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

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

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our Initial Business Combination may delay the completion of a transaction;
●	our obligation to convert shares of Common Stock held by our public stockholders may reduce the resources available to us for our Initial Business Combination;
●	our outstanding rights, warrants and unit purchase options, and the potential future dilution they represent;
●	our obligation to ensure that if we enter into a definitive agreement for an Initial Business Combination in which we will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Common Stock will receive in the transaction on an as-converted into Common Stock basis (for instance, if the business combination would result in each share of Common Stock outstanding being exchanged for two shares of Common Stock, each right would result in the holder receiving two-tenths (2/10) of a share of Common Stock upon consummation of such business combination);
●	our obligation to pay a fee of approximately $1,717,000 to EBC for assisting us in connection with our Initial Business Combination;
●	our obligation to either repay or issue private units upon conversion of up to $500,000 of working capital loans that may be made to us by our sponsors, officers, directors or their affiliates;
●	our obligation to register the resale of the Insider Shares, as well as the private units (and underlying securities) and any shares issued to our sponsors, officers, directors or their affiliates upon conversion of working capital loans; and
●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of an Initial Business Combination.

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

We currently maintain our principal executive offices at 10990 Wilshire Blvd., Penthouse, Los Angeles, CA 90024, for which we do not pay any rent or fees. Prior to January 3, 2018, we maintained our office at 888 Seventh Avenue, 17th floor, New York, NY 10019, for which we did not pay any rent or fees during 2017. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

YEAR ENDED DECEMBER 31, 2017	HIGH	LOW	HIGH	LOW	HIGH	LOW	HIGH	LOW
	UNITS		COMMON STOCK		RIGHTS		WARRANTS
1st Quarter	$10.36	$10.37	$10.39	$10.15	$0.43	$0.19	$0.17	$0.09
2nd Quarter	$12.00	$10.43	$12.35	$10.20	$0.44	$0.25	$0.18	$0.10
3rd Quarter	$10.70	$10.43	$10.48	$10.20	$0.40	$0.19	$0.17	$0.10
4th Quarter	$10.70	$8.52	$10.99	$10.30	$0.31	$0.11	$0.11	$0.05

YEAR ENDED DECEMBER 31, 2016	HIGH	LOW	HIGH	LOW	HIGH	LOW	HIGH	LOW
	UNITS		COMMON STOCK		RIGHTS		WARRANTS
1st Quarter	$10.19	$10.00	$10.68	$9.75	$0.41	$0.15	$0.20	$0.10
2nd Quarter	$10.23	$10.13	$10.03	$9.90	$0.20	$0.14	$0.11	$0.06
3rd Quarter	$10.45	$10.15	$10.80	$9.69	$0.50	$0.12	$0.14	$0.05
4th Quarter	$10.88	$10.28	$10.35	$9.97	$0.27	$0.12	$0.14	$0.04

Holders

As of April 30, 2018, there were 11 holders of record of our Units, 14 holders of record of our Common Stock, 1 holder of record of our rights and 1 holder of record of our warrants.

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

On February 10, 2017, we held a special meeting of stockholders pursuant to which the stockholders approved an amendment to the Company’s A&R Charter providing for an extension of the period of time in which we are required to consummate a Business Combination through August 11, 2017 (the “First Extension Amendment”). The six (6) month extension was implemented in 30-day increments. Pursuant to the terms of the A&R Charter, prior to the special meeting, stockholders were given the opportunity to redeem their shares of the Company’s Common Stock for their pro rata portion of the funds available in the Trust Account. The number of shares of Common Stock presented for redemption in connection with the First Extension Amendment was 911,200. Accordingly, following the special meeting, the Company distributed $9,305,588, or approximately $10.21 per share, to redeeming stockholders. In addition, prior to the special meeting, the Company agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the First Extension Amendment, for each 30-day period, or portion thereof, that was needed by the Company to complete a Business Combination from February 11, 2017 through August 11, 2017 (the “Contribution). The Company deposited an aggregate of $507,280 into the Company’s Trust Account in connection with the First Extension Amendment. Of the aggregate of $507,734 deposited into the Company’s Trust Account in connection with the First Extension Amendment, $425,000 was paid from funds advanced to the Company by Oomba and the balance was loaned by our sponsors. The advances were non-interest bearing, unsecured and due on demand.

On August 9, 2017, we held a special meeting of stockholders pursuant to which the stockholders approved an amendment to our A&R Charter providing for an additional extension of the period of time in which we were required to consummate a Business Combination through December 31, 2017 (the “Second Extension Amendment”). The extension was implemented in 30-day increments. Pursuant to the terms of the A&R Charter, prior to the special meeting, stockholders were given the opportunity to redeem their shares of the Company’s Common Stock for their pro rata portion of the funds available in the Trust Account. The number of shares of Common Stock presented for redemption in connection with the Second Extension Amendment was 1,966,096. Accordingly, following the special meeting, the Company distributed $20,373,670, or approximately $10.36 per share, to redeeming stockholders. In addition, prior to the special meeting, the Company agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Second Extension Amendment, for each 30-day period, or portion thereof, that was needed by the Company to complete a Business Combination from August 11, 2017 through December 31, 2017 (the “Second Contribution”). The Company deposited an aggregate of $164,412 into the Trust Account in connection with the Second Extension Amendment. The Second Contribution was paid by the Company and from funds loaned to us by the sponsors.

On December 29, 2017, we held a special meeting of stockholders pursuant to which the stockholders approved an amendment to our A&R Charter providing for an additional extension of the period of time in which we were required to consummate a Business Combination through June 30, 2018 (the “Third Extension Amendment”). The extension is to be implemented in 30-day increments. Pursuant to the terms of the A&R Charter, prior to the special meeting, stockholders were given the opportunity to redeem their shares of the Company’s Common Stock for their pro rata portion of the funds available in the Trust Account. The number of shares of Common Stock presented for redemption in connection with the Third Extension Amendment was 537,804. Accordingly, on January 3, 2018, the Company distributed $5,635,379, or approximately $10.48 per share, to redeeming stockholders, resulting in $9,199,825 being held in the Trust Account as of January 3, 2018. In addition, prior to the special meeting, the Company agreed to contribute $0.04 per share to the Trust Account for each public share that was not converted in connection with the approval of the Third Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from December 31, 2017 through June 30, 2018 (the “Third Contribution”). Furthermore, the Company agreed to prepay the contributions for the three-month period from December 31, 2017 until March 31, 2018. On January 4, 2018 and April 23, 2018, the Company deposited an aggregate of $140,475 into the Trust Account in connection with the Third Extension Amendment. The Third Contribution was paid by the Company.

On May 12, 2017, the Company entered into a Merger Agreement with Oomba pursuant to which the Company agreed to acquire all of the outstanding capital stock of Oomba. On November 29, 2017, the Company terminated the Merger Agreement with Oomba because Oomba breached several of its obligations under the Merger Agreement, including, but not limited to, its obligation to deliver to the Company audited financial statements of Oomba on or prior to May 31, 2017. The termination of the Merger Agreement was effective as of November 29, 2017, and the Company reserved its rights to vigorously pursue all available remedies against Oomba under the Merger Agreement and applicable law.  As a result of these breaches, the Company believes that approximately $867,000 of net expenses incurred by the Company are the responsibility of Oomba pursuant to the Merger Agreement. These reimbursable expenses are net of the $425,000 advanced by Oomba to the Company.

While the Company believes it is owed the $867,000 from Oomba, the Company has not retained legal counsel with respect to the above demand for reimbursement, nor has the Company commenced any action against Oomba in order to collect the expenses it believes it is owed. It should also be noted that, even if the Company were to commence legal action against Oomba, the Company believes that the likelihood of collecting the receivable would be remote given that Oomba does not have sufficient cash funds to be able to make the payment.

On January 3, 2018, the Company, Barington Companies Advisors, LLC (“Barington”), Hilco Global (“Hilco Global”), Hilco Merchant Resources, LLC (“HMR” and, together with Hilco Global, collectively, “Hilco”), and certain additional parties, including members of the board of directors of the Company (together with Barington and Hilco, the “Sellers”), entered into an agreement (the “Change of Control Agreement”) with Sweiss Ventures, LLC, a Nevada limited liability company (“Sweiss”), JSE Holdings, LLC, a New York limited liability company (“JSE”), BAG Spac 1, LLC, a Delaware limited liability company (“BAG”), PLA99, LLC, a Delaware limited liability company (”PLA”), and Oreva Partners, LLC, a Delaware limited liability company (“Oreva” and together with Sweiss, JSE, BAG and PLA, the “Investors”).

Pursuant to the Change of Control Agreement, the Sellers agreed to transfer to the Investors an aggregate of (a) 1,035,767 shares of common stock of the Company (the “Common Stock”), and (b) an aggregate of 142,500 warrants to purchase an additional 142,500 shares of Common Stock (collectively, the “Transferred Securities”). The 1,035,767 shares of Common Stock included in the Transferred Securities represented 96.5% of an aggregate of 1,073,267 insider promoter shares of Common Stock of the Company owned of record and beneficially by the Sellers (the “Insider Shares”). Under the terms of the Change of Control Agreement, the Sellers retained an aggregate of (i) 285,000 shares of Common Stock and associated rights, which entitle a holder to receive one-tenth (1/10) of a share of Common Stock (the “Rights”), and (ii) 37,500 promotional shares of Common Stock that were issued to directors and officers of the Company and the acting chief financial officer of the Company as compensation for their services to the Company.

In consideration for their receipt of the Transferred Securities, the Investors and its affiliates obtaining control of the board of directors of the Company. In such connection each of Jared L. Landaw, Jeffrey B. Hecktman, Robert Mettler, Frank R. Mori, James A. Mitarotonda and Jeffrey D. Nuechterlein, representing the entire former board of directors of the Company, resigned as directors effective as of the close of business January 4, 2018, and Adam Levin, Paul Abramowitz, Justin Ehrlich, Marc Beilinson and Colin Conway were appointed as directors of the Company, with Mr. Levin serving as Chairman of the Board. In addition, Cory Lipoff, Jeffrey D. Nuechterlein and Jared L. Landaw each resigned as officers of the Company, and Mr. Abramowitz was appointed as Chief Executive Officer and President of the Company, effective as of the close of business on January 4, 2018.

Mr. Abramowitz is the manager of PLA, Mr. Beilinson is the manager of BAG, Mr. Ehrlich is the manager of JSE and Mr. Levin is the manager of Sweiss..

Under the terms of the Change of Control Agreement, the Investors and its affiliates and associates (collectively, the “Investor Group”) agreed to use its and their best efforts to locate and consummate, on or prior to the June 30, 2018, a Business Combination for the Company acceptable to the Company’s stockholders. In addition, the Investors paid on behalf of the Company, or reimbursed the Sellers for, (i) $154,000, representing three months payment required to be paid by the Company for the Third Extension Amendment, and other accrued fees and expenses, and agreed pay approximately $59,229 in additional documented Company expenses within 30 days. The Investors also agreed to assume responsibility for all ongoing costs and expenses of the Company, including, without limitation, payments associated with the Third Extension Amendment and costs and expenses associated with running and maintaining a publicly traded company following the closing of the transactions contemplated by the Agreement.

On February 14, 2018, the Company, Oreva Capital Corp., (“Oreva”) and an entity formed by Oreva, POP G Foods Holding, Inc. (“Pop G”) entered into a letter of intent (the “LOI”) with Specialty Brands Holdings, LLC (“the “Seller”) and Papa Gino’s Inc.. The parties agreed that until February 28, 2018 (the “Exclusivity Period”), none of the parties nor their affiliates would seek to consummate a sale or purchase transaction with any other person or entity.

Under the terms of the LOI, the Seller agreed in principle to sell to Pop G 100% of the capital stock of PGHC Holdings, Inc., a Delaware corporation (the “PGHC”). PGHC is a holding company that owns 100% of the capital stock of Papa Gino’s Holding Corp., a Delaware corporation, which together with its direct and indirect subsidiaries, including Papa Gino’s, Inc., owns, operates and franchises (i) 148 company owned pizzeria restaurants and one venue licensee, under the trade name Papa Gino’s™ and (ii) 93 company owned sandwich restaurants, 31 franchised locations and three venue licensees under the trade name, D’Angelo’s™ ; in each case, throughout New England (collectively, the “Business”).

On or about March 21, 2018, the negotiation of the definitive stock purchase agreement was terminated as the parties were unable to agree upon the final purchase price.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to December 31, 2017 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2017, we had a net loss of $2,113,929, mainly consisting of target identification expenses and operating costs of $2,296,452, offset by interest income of $182,523 on cash and marketable securities held in our Trust Account.

For the year ended December 31, 2016, we had a net loss of $242,690, mainly consisting of target identification expenses and operating costs of $323,397, offset by $80,707 of interest income on cash and marketable securities held in our Trust Account.

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

At December 31, 2017, we had cash and marketable securities held in the Trust Account of $14,846,465 (including approximately $11,000 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us for working capital purposes and to pay taxes. To date, we have withdrawn approximately $256,000 of interest earned on the Trust Account in order to fund working capital requirements.

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

During the year ended December 31, 2017, in connection with the First Extension Amendment and the Second Extension Amendment, we deposited an aggregate of $672,146 into the Trist Account as payment for the extension of time to consummate a Business Combination.

On January 3, 2018, we made a payment of $5,635,379 to the holders of the aggregate of 537,804 shares of common stock presented for redemption in connection with the Third Extension Amendment. On January 4, 2018, we deposited an aggregate of $105,356 into the Trust Account in connection with the Third Extension Amendment. As a result thereof, cash and marketable securities held in the Trust Account as of January 4, 2018 amounted to $9,305,181.

In January and April 2018, in connection with the Third Extension Amendment, we deposited an aggregate of $140,475 into the Trist Account as payment for the extension of time to consummate a Business Combination.

As of December 31, 2017, we had cash of $2,820 held outside the Trust Account. In addition, as of December 31, 2017, we had accounts payable and accrued expenses of $2,159,118.

For the year ended December 31, 2017, cash used in operating activities amounted to $283,824, resulting from a net loss of $2,113,929 and interest earned on cash and marketable securities held in the Trust Account of $182,523. Changes in our operating assets and liabilities used provided cash of $2,012,628.

For the year ended December 31, 2016, cash used in operating activities amounted to $207,165, resulting from a net loss of $242,690 and interest earned on cash and securities held in the Trust Account of $80,707. Changes in our operating assets and liabilities provided cash of $116,232.

We intend to use substantially all of the funds held in the Trust Account (less interest available to be used for working capital purposes and to pay taxes) to complete our Business Combination. We do not expect the interest earned on the amount in the Trust Account will be sufficient to pay all of our tax obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete a Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

During the year ended December 31, 2017, we entered into 2017 Trust Promissory Notes with affiliates of our sponsors to fund the Contribution required under the Extension Amendments. The 2017 Trust Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which we consummate a Business Combination or (ii) the date which we determine not to proceed with a Business Combination. The loans are non-interest bearing, unsecured and due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date on which we determine not to proceed with a Business Combination.

In addition, during the year ended December 31, 2017, we received advances from a third party in the aggregate amount of $425,000 in order to fund the Contribution required under the First Extension Amendment. The advances are non-interest bearing, unsecured and due on demand.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are an emerging growth company, management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Paul Abramowitz	62	Chief Executive Officer and Director
Adam Levin	39	Chairman of the Board of Directors
Colin Conway	34	Secretary and Director
Marc Beilinson	60	Director
Justin Ehrlich	39	Director

Paul Abramowitz. From 2008 to the present, Mr. Abramowitz has been the president and Chief Executive Officer of Liquidity Capital Group, LLC, as private company engaged in making direct investments in assets of and claims against companies subject to Chapter 11 and Chapter 7 proceedings under the Federal Bankruptcy Law. From 2006 to 2008, he served as President and CEO of Neah Power Systems, Inc., a micro fuel development company engaged in development of porous silicon to create higher fuel cell power. Under his leadership, Neah Power was revived after a shutdown, raised over $15 million in financing, restructured its board of directors and management and negotiated a strategic partnership with General Dynamics. From 2003 to 2004, Mr. Abramowitz was recruited by Paul Allen and Vulcan, Inc. to turn around Experience Learning Communities, a non-profit educational company. Since 1991, Mr. Abramowitz has been the CEO of Special Investments, Inc., a consulting company that specializes in debt reorganization and financings for major corporate clients. Mr. Abramowitz has a BS from Ohio State University and an MBA from the University of Southern California.

Marc Beilinson. For the past five years, Mr. Beilinson has been the Managing Partner of Beilinson Advisory Group, a financial restructuring and hospitality advisory group that specializes in assisting distress companies. Throughout his career, Mr. Beilinson has been active in the restructuring of complex commercial and real estate portfolios throughout the United States and has also specialized in restructuring real estate chains. Mr. Beilinson is currently the Chief Restructuring Officer/CEO of Eagle Hospitality. He previously served as the Chief Restructuring Officer/CEO of Innkeepers USA until January 2012. Mr. Beilinson has recently been appointed to the Board of Directors of MF Global Assurance Company by the Chapter 11 trustee of MF Global Assurance and has previously served on the Board of Directors of Wyndham Hotels, Apollo Real Estate Commercial Mortgage Inc., Innkeepers USA, Jameson Hotels and the University of California School of Law.

Between 1992 and 2007, Mr. Beilinson practiced law with the firm of Pachulski, Stang, Ziehl & Jones, a nationally recognized law firm specializing in corporate restructuring. During his 25 years of practice, Mr. Beilinson spearheaded the operational and financial restructuring of nationally recognized companies such as American Rice, TreeSweet Juice Company, Coco’s Restaurants, General Cinema, Loews Cineplex, Wherehouse Entertainment and DirecTV Latin America. Mr. Beilinson graduated from UCLA, magna cum laude, and from UC Davis Law School.

Colin Conway. Since October 2016, Mr. Conway has been a managing director of Oreva Capital Corp., a Los Angeles based merchant bank focused on making direct investments in diversified, private operating companies.  Mr. Conway participated in the acquisition of Trans High Corporation in March 2017.  For four years prior to Oreva Capital Mr. Conway served as a managing director at Vert Capital Corp., where he led the business development team and participated in the acquisition and restructuring of private operating companies in various industries including digital media, Internet, software, and apparel. Adam E. Levin, our Chief Executive Officer, is the chief executive officer of Oreva Capital and was the chief executive officer of Vert Capital Corporation.  From 2010 to 2012, Mr. Conway was previously an associate director at Weston Capital Management, LLC,  a Connecticut based Hedge Fund and Fund of Funds.

Justin Ehrlich. Justin Ehrlich is a partner in VE Equities LLC, a full-service real estate company with capabilities in investment, finance, asset management and construction. Justin is responsible for managing the firm’s real estate investment and finance activities and handling the company’s overall operations and asset management. He has completed over $10 billion of luxury mixed-use and condominium projects in Manhattan and is also currently developing several mixed-use projects in California. In addition, Justin is a partner in Churchill Real Estate Holdings LLC, an alternative investment platform offering short term debt products to institutional and private clients. Mr. Ehrlich holds a BA in Business Administration from Boston University’s School of Management and earned a MS in Real Estate Finance and Investment from New York University. He served as the Secretary of the 125th Street Business Improvement District from 2008 to 2009. He has received numerous awards and honors from multiple industry organizations including the 2011 Developer of The Year Award from Young Jewish Professionals and was the Guest of Honor at the YJP 2014 Founders Gala at Cipriani Downtown. Mr. Ehrlich is currently on the Board of Directors for A Caring Hand and BDS Analytics.

Adam Levin, Adam Levin is the founder of Hightimes Holdings Corp. and has served as its Chairman and Chief Executive Officer, since its inception in December 2016. Mr. Levin currently serves on the board of directors of Pride Media, Inc., and previously served as the Chairman of the Board of Directors of Pixelmags until its sale in 2016. He brings over 15 years of leadership experience running Internet-based technology and e-commerce companies.  Mr. Levin has been Managing Director of Oreva Capital Corp, since September 2016 and for five years prior to that was the Managing Director of Vert Capital Corp where he oversaw the day to day operations of the firm, and led the acquisition of a number of companies. He has extensive experience in the fields of mobile, social networking, entertainment as well as venture capital and merger and acquisition strategies. Mr. Levin has been a featured speaker at CES, MIPTV, MONY Conference, CTIA, Wireless Influencers, and has been featured in The Wall Street Journal, The NY Times, Fortune, Bloomberg and Entrepreneur Magazine. He has appeared on CNN, NPR, MSNBC, HBO and Fox News.  Mr. Levin also served as Chief Executive Officer and a director of Bebo.com, Inc., a social networking and content website, from 2010 to 2012. Bebo.com, Inc., filed for protection under Chapter 11 of the United States Bankruptcy Code in May 2013. Mr. Levin was an officer of Bebo within the two-year period prior to the filing of the Chapter 11 petition but had resigned as an officer and director prior to such filing.  Mr. Levin earned a BA from Thomas Edison State College.

Audit Committee

Prior to consummation of the transactions contemplated by the Change of Control Agreement, the Company’s audit committee of the board of directors consisted of Jeffrey D. Nuechterlein, Robert Mettler and Frank Mori, each of whom was an independent director. As a result of the Change of Control Agreement and the resignations of Messrs. Nuechterlein, Mettler and Mori as directors, the former members of the audit committee were replaced by Justin Ehrlich, Marc Beilinson and Adam E. Levin. Mr. Ehrlich is the chairman of the reconstituted audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, the Company has certified to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Ehrlich qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

As a result of the Agreement and the resignations of Messrs. Mori, Mettler and Nuechterlein, the Company reconstituted the nominating committee of the board of directors to consist of Adam E. Levin, Justin Ehrlich and Colin Conway, each of whom is an independent director. Mr. Levin is the chairman of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in our Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

As a result of the Agreement and the resignations of Messrs. Mori, Mettler and Nuechterlein, the Company reconstituted the compensation committee of the board of directors to consist of Adam E. Levin and Colin Conway, each of whom is an independent director. Mr. Levin is the chairman of the compensation committee. The compensation committee will determine the salary, fees or other compensation (including any cash-based and equity-based compensation plans and arrangements) to be paid to our officers or directors. No salary, fees or other compensation will be paid to any officers and directors until the Company consummates its initial business combination. Therefore, the compensation committee will not conduct any meetings until after the Company consummates its initial business combination.

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

Pursuant to the Change of Control Agreement, the Sellers transferred to the Investors listed belowan aggregate of (a) 1,035,767 shares of the Common Stock of the Company, and (b) an aggregate of 142,500 warrants to purchase an additional 142,500 shares of Common Stock (collectively, the “Transferred Securities”). The 1,035,767 shares of Common Stock included in the Transferred Securities represented 96.5% of an aggregate of 1,073,267 insider promoter shares of Common Stock of the Company owned of record and beneficially by the Sellers (the “Insider Shares”). Under the Change of Control Agreement, the Sellers retained an aggregate of (i) 285,000 shares of Common Stock and associated rights, which entitle a holder to receive one-tenth (1/10) of a share of Common Stock (the “Rights”), and (ii) 37,500 promotional shares of Common Stock that were issued to directors and officers of the Company and the acting chief financial officer of the Company as compensation for their services to the Company.

Pending the Company’s ability to effect a business combination with an unaffiliated entity that is approved by the Company’s stockholders (a “Business Combination”), the Insider Shares originally issued to the Sellers in connection with the formation of the Company as a special purpose acquisition corporation in 2014 were placed in escrow pursuant to a share escrow agreement dated as of February 5, 2015 by and among the Sellers, the Company and Continental Stock Transfer & Trust Company (“CSTC”). The Transferred Securities issued to the Investors will continue to be retained in escrow with CSTC pursuant to a separate letter agreement among the Sellers and the Investors, dated January 3, 2018. The Sellers also agreed to assign to the Investors their registration rights with respect to the Transferred Securities and the Investors agreed to comply with such registration rights agreement. In addition, the Investors agreed to provide certain indemnification rights to the Sellers and to maintain in effect the current directors’ and officers’ liability insurance policy maintained by the Company (or a policy of at least the same coverage and amounts containing terms and conditions which are no less advantageous to the Sellers).

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock and rights as of April 30, 2018 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock and rights;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock and rights beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock	Approximate Percentage of Outstanding Shares of Common Stock
Sweiss Ventures, LLC (2)	245,995	10.95%
PLA 99, LLC (3)	245,995	10.95%
BAG Spac1, LLC (4)	245.995	10.95%
JS Equity Holdings, LLC (5)	245.995	10.95%
Oreva Partners, LLC (6)	51,787	2.30%
Hilco Merchant Resources, LLC (1)(7)	127,500	5.68%
James A. Mitarotonda (1) (8)	122,500	5,45%
All directors and executive officers as a group (six individuals)	1,285,767	57.23%

(1)	Each share of Common Stock beneficially owned by Hilco Merchant Resources, LLC and James A Mitarotonda includes an associated right which entitles the holder o receive 1/10 of a share of Common Stock.
(2)	The business address of Sweiss Ventures, LLC is 10990 Wilshire Blvd,, Penthouse Los Angeles, CA 90024. The member of Sweiss Ventues LLC is AEL Irrevocable Trust, Edwin Hur, trustee. Mr. Hur has sole voting and investment power over the shares.
(3)	The business address of PLA 99, LLC is 16659 Ashley Oaks, Suite 201, Encino, California 91436. Paul Abramowitz, Chief Executive Officer of the Company is the managing member, and has sole voting and investment power over the shares.
(4)	The business address of BAG Spac 1, LLC is 11111 Santa Monica Boulevard, Los Angeles, CA 90024. Marc Beilinson is the managing member, and has sole voting and investment power over the shares.
(5)	The business address of JS Equity Holdings, LLC is 250 Bowery, 2nd Floor, New York, N.Y. 10012. Justin Ehrlich is the managing member, and has sole voting and investment power over the shares.
(6)	The business address of Oreva Partners, LLC is 10990 Wilshire Blvd,, Penthouse Los Angeles, CA 90024. Maxx Abramowitz is the managing member of Oreva Partners, LLC and has sole voting and investment power over the shares.
(7)	Includes the shares of Common Stock beneficially owned by Hilco Global and Hilco Merchant Resources, of which Jeffrey B. Hecktman has sole voting and investment power, and includes the shares of Common Stock beneficially owned by Hilco Merchant Resources, LLC, an affiliate of Hilco Global, of which Hilco Global has sole voting and investment power. The business address of Mr. Hecktman is 5 Revere Drive, Suite 2056, Northbrook, IL 60062.
(8)	Includes the shares of Common Stock beneficially owned by Barington Companies Advisors, LLC, an affiliate of Barington Capital Group, L.P., of which James A. Mitarotonda, as Managing Member, has sole voting and investment power. The business address of James A. Mitarotonda is 888 Seventh Avenue, 17th Floor, New York, NY 10019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Pursuant to the Change of Control Agreement, an aggregate of 1,035,767 of the Insider Shares and all 142,500 of their Private Warrants (collectively, the “Transferred Securities”) were transferred to the Investors.

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

During the year ended December 31, 2017, we entered into 2017 Trust Promissory Notes with affiliates of our sponsors to fund the contributions required under the First Extension Amendment and Second Extension Agreement. The 2017 Trust Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which we consummate a Business Combination or (ii) the date which we determine not to proceed with a Business Combination. In addition, during the year ended December 31, 2017, we received advances from a third party in the aggregate amount of $425,000 in order to fund the Contribution required under the First Extension Amendment. The advances are non-interest bearing, unsecured and due on demand.

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

Director Independence

Currently Adam E. Levin, Justin Ehrlich and Colin Conway are each considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

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

The firm of Marcum LLP acted as our independent registered public accounting firm during the years ended December 31, 2017 and 2016. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees

During the years ended December 31, 2017 and 2016, audit fees for our independent registered public accounting firm were $48,595 and $48,510, respectively. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the years ended December 31, 2017 and 2016.

Tax Fees

During the years ended December 31, 2017 and 2016, our independent registered public accounting firm did not render any services for tax related matters.

All Other Fees

During the years ended December 31, 2017 and 2016, our independent registered public accounting firm did not render any other services.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee, on at least an annual basis, reviews audit and non-audit services performed by Marcum LLP as well as the fees charged by Marcum LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during the year ended December 31, 2017.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed with the Commission on February 5, 2015)
3.2	Amendment No. 1, dated February 10, 2017, to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2017)
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 13, 2014)
3.4	Agreement, dated as of January 3, 2018, among Barington/Hilco Acquisition Corp., Barington Companies Advisors, LLC, Hilco Global, Hilco Merchant Resources, LLC and certain additional parties, including members of the board of directors of the Company, and Sweiss Ventures, LLC, a Nevada limited liability company, JSE Holdings, LLC, a New York limited liability company, BAG Spac 1, LLC, a Delaware limited liability company, PLA99, LLC, a Delaware limited liability company, and Oreva Partners, LLC, a Delaware limited liability company (filed as Exhibit 3.1 to the Company’s Interim Report on Form 8-K filed with the Commission on February 9, 2018)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A filed with the Commission on January 27, 2015)
31*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15 day of June, 2018.

BARINGTON/HILCO ACQUISITION CORP.

By:	/s/ Paul Abramowitz
	Name:	Paul Abramowitz
	Title:	Chief Executive Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Abramowitz and Adam Levin his true and lawful attorney-in-fact, with full power of substitution and substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments including post-effective amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Abramowitz	Chief Executive Officer
Paul Abramowitz	(Principal Executive Officer and Principal Financial and Accounting Officer)	June 15, 2018

/s/ Adam Levin
Adam Levin	Chairman	June 15, 2018

/s/ Justin Ehrlich
Justin Ehrlich	Director	June 15, 2018

/s/ Marc Beilinson
Marc Beilinson	Director	June 15, 2018

/s/ Colin Conway
Colin Conway	Director	June 15, 2018

BARINGTON/HILCO ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Barington/Hilco Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Barington/Hilco Acquisition Corp. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2107, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2017 are not sufficient to complete its planned activities for one year from the date these financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

New York, NY

June 15, 2018

BARINGTON/HILCO ACQUISITION CORP.

Balance Sheets

	December 31
	2017	2016
ASSETS
Current Assets
Cash	$2,820	$22,271
Prepaid expenses	833	3,906
Total Current Assets	3,653	26,177

Cash and securities held in Trust Account	14,846,465	43,927,390
TOTAL ASSETS	$14,850,118	$43,953,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,159,118	$149,563
Promissory notes - related parties	485,183	230,000
Advance from third party	425,000	—
Total Liabilities	3,069,301	379,563

Commitments and Contingencies

Common Stock subject to possible redemption, 646,625 and 3,769,876 shares at redemption value as of December 31, 2017 and 2016, respectively	6,780,816	38,574,003

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	—	—
Common Stock, $0.0001 par value; 11,000,000 shares authorized; 2,137,415 and 1,891,460 shares issued and outstanding (excluding 646,625 and 3,769,876 shares subject to possible redemption) as of December 31, 2017 and 2016, respectively	214	189
Additional paid-in capital	7,831,780	5,717,876
Accumulated deficit	(2,831,993)	(718,064)
Total Stockholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,850,118	$43,953,567

The accompanying notes are an integral part of the financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Statements of Operations

	Year Ended December 31,
	2017	2016

Operating costs	$2,296,452	$323,397
Loss from operations	(2,296,452)	(323,397)

Other income:
Interest income	182,523	80,707
Net Loss	$(2,113,929)	$(242,690)

Weighted average shares outstanding, basic and diluted (1)	1,935,546	1,861,400
Basic and diluted net loss per common share	$(1.05)	$(0.13)

(1)	Excludes an aggregate of up to 646,625 and 3,769,876 shares subject to redemption at December 31, 2017 and 2016 respectively.

The accompanying notes are an integral part of the financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Statement of Changes in Stockholders’ Equity

Years ended December 31, 2017 and 2016

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity

Balance - December 31, 2015	1,843,343	$184	$5,475,191	$(475,374)	$5,000,001

Common Stock subject to redemption	48,117	5	242,685	—	242,690

Net loss	—	—	—	(242,690)	(242,690)

Balance - December 31, 2016	1,891,460	189	5,717,876	(718,064)	5,000,001

Common Stock subject to redemption	245,955	25	2,113,904	—	2,113,929

Net loss	—	—	—	(2,113,929)	(2,113,929)

Balance - December 31, 2017	2,137,415	$214	$7,831,780	$(2,831,993)	$5,000,001

The accompanying notes are an integral part of the financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(2,113,929)	$(242,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(182,523)	(80,707)
Changes in operating assets and liabilities:
Prepaid expenses	3,073	46,764
Accounts payable and accrued expenses	2,009,555	69,468
Net cash used in operating activities	(283,824)	(207,165)

Cash Flows from Investing Activities:
Investment of cash and securities held in Trust Account	(672,146)	(200,000)
Cash withdrawn from Trust Account	29,935,594	—
Net cash provided by (used in )investing activities	29,263,448	(200,000)

Cash Flows from Financing Activities:
Advances from third party	425,000	—
Proceeds from promissory notes - related parties	255,183	230,000
Redemption of common stock	(29,679,258)	—
Net cash (used in) provided by financing activities	(28,999,075)	230,000

Net Change in Cash	(19,451)	(177,165)
Cash - Beginning	22,271	199,436
Cash - Ending	$2,820	$22,271

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$2,113,929	$(242,690)

The accompanying notes are an integral part of these financial statements.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

At December 31, 2017, the Company had not yet commenced any operations. All activity through December 31, 2017 relates to the Company’s formation, its initial public offering, which is described below, identifying a target company for a Business Combination and activities in connection with the announced and subsequently terminated proposed acquisition of Oomba, Inc. (“Oomba”), as described below, and Specialty Brands Holdings, LLC (“SBH”) (as described in Note 11).

On May 12, 2017, the Company entered into a merger agreement (the “Merger Agreement”) with Oomba, pursuant to which the Company agreed to acquire all of the outstanding capital stock of Oomba. On November 29, 2017, the Company terminated the Merger Agreement with Oomba due to Oomba breaching several of its obligations under the Merger Agreement, including, but not limited to, its obligation to deliver to the Company audited financial statements of Oomba on or prior to May 31, 2017. The termination of the Merger Agreement was effective as of November 29, 2017, and the Company reserved its rights to vigorously pursue all available remedies against Oomba under the Merger Agreement and applicable law. As a result of these breaches, the Company believes that approximately $867,000 of net expenses incurred by the Company are the responsibility of Oomba pursuant to the Merger Agreement. These reimbursable expenses are net of the $425,000 advanced by Oomba to the Company (see Note 6).

While the Company believes it is owed the $867,000 from Oomba, the Company has not retained legal counsel with respect to the above demand for reimbursement, nor has the Company commenced any action against Oomba in order to collect the expenses it believes it is owed. It should also be noted that, even if the Company were to commence legal action against Oomba, the Company believes that the likelihood of collecting the receivable would be remote given that Oomba does not have sufficient cash funds to be able to make the payment.

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

On April 18, 2018 and May 17, 2018, the Company received a letter from NASDAQ stating that the Company had not timely filed its Annual Report on Form 10-K for the period ended December 31, 2017 or its Form 10-Q for the period ended March 31, 2018 (the “Filings”). As a result, the Company was not in compliance with NASDAQ Listing Rule 5250(c)(1) (the “Filing Rule”).The Company has 60 calendar days to submit a plan to regain compliance with the Filing Rule. If NASDAQ were to accept the Company’s plan, NASDAQ could grant the Company an extension of up to 180 calendar days from the Filing’s due date, or until October 15, 2018, to regain compliance with the Filing Rule. If NASDAQ does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a NASDAQ Hearings Panel.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Transaction costs amounted to $1,613,722, consisting of $1,287,921 of underwriting fees and $325,801 of Initial Public Offering costs. In addition, as of December 31, 2017, cash held outside of the Trust Account amounted to $2,820.

On February 10, 2017, the Company’s stockholders approved an extension of the period of time in which the Company was required to consummate a Business Combination until August 11, 2017 (the “First Extension Amendment”). This six (6) month extension was implemented in 30-day increments. The number of shares of common stock presented for redemption in connection with the First Extension Amendment was 911,200. The Company distributed $9,305,588, or approximately, $10.21 per share, to redeeming stockholders. In addition, the Company agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the First Extension Amendment, for each 30-day period, or portion thereof, that was needed by the Company to complete a Business Combination from February 11, 2017 through August 11, 2017 (the “Contribution”). The Company has deposited an aggregate of $507,734 into the Company’s Trust Account in connection with the First Extension Amendment. The Contribution was paid from funds loaned to the Company by the sponsors and a third party.

On August 9, 2017, the Company’s stockholders approved an additional extension of the period of time in which the Company was required to consummate a Business Combination until December 31, 2017 (the “Second Extension Amendment”). This extension was implemented in 30-day increments. The number of shares of common stock presented for redemption in connection with the Second Extension Amendment was 1,966,096. The Company distributed $20,373,670, or approximately, $10.36 per share, to redeeming stockholders. In addition, the Company agreed to contribute $0.025 per share to the Trust Account for each public share that was not converted in connection with the approval of the Second Extension Amendment, for each 30-day period, or portion thereof, that was needed by the Company to complete a Business Combination from August 11, 2017 through December 31, 2017 (the “Second Contribution”). The Company has deposited an aggregate of $164,412 into the Company’s Trust Account in connection with the Second Extension Amendment. The Second Contribution was paid by the Company and from funds loaned to the Company by its sponsors.

On December 29, 2017, the Company’s stockholders approved an additional extension of the period of time in which the Company is required to consummate a Business Combination until June 30, 2018 (the “Third Extension Amendment”). The extension is to be implemented in 30-day increments. The number of shares of common stock presented for redemption in connection with the Third Extension Amendment was 537,804. On January 3, 2018, the Company distributed $5,635,379, or approximately $10.48 per share, to redeeming stockholders, resulting in $9,199,825 being held in the Trust Account as of January 3, 2018. In addition, the Company agreed to contribute $0.04 per share to the Trust Account for each public share that was not converted in connection with the approval of the Third Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from December 31, 2017 through June 30, 2018 (the “Third Contribution”). Furthermore, the Company agreed to prepay the contributions for the three-month period from December 31, 2017 until March 31, 2018. On January 4, 2018 and April 23, 2018, the Company deposited an aggregate of $140,475 into the Trust Account in connection with the Third Extension Amendment. The Third Contribution was paid by the Company.

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

DECEMBER 31, 2017

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

In connection with the First Extension Amendment, the Second Extension Amendment and the Third Extension Amendment (collectively, the “Extension Amendments”) approved by the Company’s stockholders, the Company has until June 30, 2018 (the “Combination Period”) to complete a Business Combination.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2017, the Company had $2,820 in its operating bank accounts, $14,846,465 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its common stock in connection therewith and a working capital deficit of $3,065,648. As of December 31, 2017, approximately $11,000 of the amount on deposit in the Trust Account represented interest income, which is available for working capital purposes and to pay the Company’s tax obligations. To date, the Company has withdrawn an aggregate of $256,336 of interest from the Trust Account in order to fund working capital requirements.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 and 2016.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the remaining proceeds of the Initial Public Offering and proceeds from loans and advances and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of December 31, 2017, cash and marketable securities held in the Trust Account consisted of $14,846,465 in United States Treasury Bills with a maturity date of 180 days or less.

Common stock subject to redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Common stock subject to possible redemption at December 31, 2017 and 2016, which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,294,035 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 458,807 shares of common stock, and (3) 200,000 shares of common stock, warrants to purchase 100,000 shares of common stock and rights that convert into 20,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2017 and 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

On December 22, 2017 the U.S.  Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The ultimate impact may differ from this provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

NOTE 6. ADVANCE FROM THIRD PARTY

During the year ended December 31, 2017, the Company received advances from a third party in the aggregate amount of $425,000 in order to fund the Contribution required under the First Extension Amendment. The advances are non-interest bearing, unsecured and due on demand.

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

During the year ended December 31, 2017, the Company entered into promissory notes (the “2017 Trust Promissory Notes”) with affiliates of its sponsors for an aggregate amount of $220,183 to fund the contributions required under the Extension Amendments.

The Extension Promissory Notes, the Second Extension Promissory Notes, the 2017 Promissory Notes and the 2017 Trust Promissory Notes are non-interest bearing, unsecured and due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date on which the Company determines not to proceed with a Business Combination.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017

As of December 31, 2017, the amounts owed under the Extension Promissory Notes, Second Extension Promissory Notes, the 2017 Promissory Notes and the 2017 Trust Promissory Notes amounted to an aggregate of $485,183.

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

Legal Matters

The Company had engaged a law firm to assist the Company with its legal matters in identifying, negotiating, and consummating a Business Combination, as well as assisting with other legal matters. In the event of a successful Business Combination, the amount of fees to be paid was to be agreed upon between the Company and the law firm in light of all the facts and circumstances at that point in time. If a Business Combination did not occur, the Company would not be required to pay this contingent fee. In connection with the signing of the Oreva Agreement (as defined and discussed in Note 11), management was able to determine the amount of the legal fees owed and, accordingly, has recorded an amount payable to the law firm of $2,000,000 in the accompanying balance sheet at December 31, 2017.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2017 and 2016, there are no shares of preferred stock issued or outstanding.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017

Common Stock – The Company is authorized to issue 11,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At December 31, 2017 and 2016, there were 2,137,415 shares and 1,891,460 shares of Common Stock issued and outstanding (excluding 646,625 shares and 3,769,876 of Common Stock subject to possible redemption), respectively.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 11. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,
	2017	2016

Deferred tax asset
Net operating loss carryforward	$594,533	$218,065
Business combination search expenses	—	87,310
Total deferred tax assets	594,533	305,375
Valuation allowance	(594,533)	(305,375)
Deferred tax asset, net of allowance	$—	$—

The income tax provision (benefit) consists of the following:

	Years Ended December 31,
	2017	2016

Federal
Current	$—	$—
Deferred	(289,158)	(82,382)

State
Current	$—	$—
Deferred		(20,789)
Change in valuation allowance	289,158	103,171
Income tax provision	$—	$—

As of December 31, 2017, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of approximately $2,831,109 available to offset future taxable income. These NOLs expire beginning in 2034. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2017, the change in the valuation allowance was $289,158.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016

Statutory federal income tax rate	(34.0)%	(34.0)%
State taxes, net of federal tax benefit	0.0%	(8.6)%
Deferred rate tax change	20.3%	—
Change in valuation allowance	13.7%	42.6%
Income tax provision (benefit)	0.0%	0.0%

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2017	December 31, 2016
Assets:
Marketable securities held in Trust Account	1	$14,846,465	$43,927,390

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

Oreva Agreement

On January 3, 2018, the Company, Barington Companies Advisors, LLC (“Barington”), Hilco Global (“Hilco Global”), Hilco Merchant Resources, LLC (“HMR” and, together with Hilco Global, collectively, “Hilco”), and certain additional parties, including members of the board of directors of the Company (together with Barington and Hilco, the “Sellers”), entered into an agreement (the “Oreva Agreement”) with Sweiss Ventures, LLC, a Nevada limited liability company (“Sweiss”), JSE Holdings, LLC, a New York limited liability company (“JSE”), BAG Spac 1, LLC, a Delaware limited liability company (“BAG”), PLA99, LLC, a Delaware limited liability company (”PLA”), and Oreva Partners, LLC, a Delaware limited liability company (“Oreva” and together with Sweiss, JSE, BAG and PLA, the “Investors”).

Pursuant to the Oreva Agreement, the Sellers agreed to transfer to the Investors an aggregate of (a) 1,035,767 shares of Common Stock of the Company, and (b) an aggregate of 142,500 warrants to purchase an additional 71,250 shares of Common Stock (collectively, the “Transferred Securities”). The 1,035,767 shares of Common Stock included in the Transferred Securities represented 96.5% of an aggregate of 1,073,267 insider promoter shares of Common Stock of the Company owned of record and beneficially by the Sellers (the “Insider Shares”). Under the Oreva Agreement, the Sellers retained an aggregate of (i) 285,000 shares of Common Stock and associated rights, which entitle a holder to receive one-tenth (1/10) of a share of Common Stock (the “Rights”), and (ii) 37,500 promotional shares of Common Stock that were issued to directors, officers and a consultant of the Company as compensation for their services to the Company.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017

In consideration for their receipt of the Transferred Securities and its affiliates obtaining control of the board of directors of the Company, the Investors and its affiliates and associates (collectively, the “Investor Group”) agreed to use its and their best efforts to locate and consummate, on or prior to the June 30, 2018, a Business Combination for the Company acceptable to the Company’s stockholders. In addition, the Investors paid on behalf of the Company, or reimbursed the Sellers for, (i) $154,000, representing three months payment required by the Company for the Third Extension Amendment, and other accrued fees and expenses, and agreed pay to approximately $59,229 in additional documented Company expenses within 30 days. The Investors also agreed to assume responsibility for all ongoing costs and expenses of the Company, including, without limitation, payments associated with the Third Extension Amendment and costs and expenses associated with running and maintaining a publicly traded company following the closing of the transactions contemplated by the Agreement.

Specialty Brands Holdings

On February 14, 2018, the Company, Oreva Capital Corp. and an entity formed by Oreva, Pop G Food Holdings Corp. (“PopG”) entered into a letter of intent (the “LOI”) with SBHand Papa Gino’s, Inc. The parties agreed that until February 28, 2018 (the “Exclusivity Period”), none of the parties nor their affiliates would seek to consummate a sale or purchase transaction with any other person or entity.

Under the terms of the LOI, SBH agreed in principle to sell to Pop G 100% of the capital stock of PGHC Holdings, Inc., a Delaware corporation (the “PGHC”). PGHC is a holding company that owns 100% of the capital stock of Papa Gino’s Holding Corp., a Delaware corporation, which together with its direct and indirect subsidiaries, including Papa Gino’s, Inc., owns, operates and franchises (i) 148 company owned pizzeria restaurants and one venue licensee, under the trade name Papa Gino’s™ and (ii) 93 company owned sandwich restaurants, 31 franchised locations and three venue licensees under the trade name, D’Angelo’s™ ; in each case, throughout New England (collectively, the “Business”).

On or about March 21, 2018, the negotiation of the definitive stock purchase agreement was terminated as the parties were unable to agree upon the final purchase price.