Form 10-Q
period 2018-03-31
BARINGTON/HILCO ACQUISITION CORP.
filed 2018-06-15
CIK 1622175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-36832

BARINGTON/HILCO ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-1455824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10990 Wilshire Blvd., Penthouse Los Angeles, CA	90024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (310) 734-1310

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

As of June 14, 2018, there were 2,246,236 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BARINGTON/HILCO ACQUISITION CORP.

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$128,812	$2,820
Prepaid expenses	6,417	833
Total Current Assets	135,229	3,653

Cash and marketable securities held in Trust Account	9,345,988	14,846,465
TOTAL ASSETS	$9,481,217	$14,850,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,156,751	$2,159,118
Promissory notes – related parties	485,183	485,183
Advance from third party	425,000	425,000
Advance from related party	300,000	—
Total Liabilities	3,366,934	3,069,301

Commitments and Contingencies

Common stock subject to possible redemption, 105,008 and 646,625 shares at redemption value as of March 31, 2018 and December 31, 2017, respectively	1,114,282	6,780,816

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 11,000,000 shares authorized; 2,141,228 and 2,137,415 shares issued and outstanding (excluding 105,008 and 646,625 shares subject to possible redemption) as of March 31, 2018 and December 31, 2017, respectively	214	214
Additional paid-in capital	7,862,935	7,831,780
Accumulated deficit	(2,863,148)	(2,831,993)
Total Stockholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,481,217	$14,850,118

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating costs	$60,700	$103,723
Loss from operations	(60,700)	(103,723)

Other income:
Interest income	29,545	40,097
Net Loss	$(31,155)	$(63,626)

Weighted average shares outstanding, basic and diluted (1)	2,137,415	1,891,460

Basic and diluted net loss per common share	$(0.01)	$(0.03)

(1)	Excludes an aggregate of up to 105,008 and 2,842,485 shares subject to redemption at March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(31,155)	$(63,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(29,545)	(40,097)
Changes in operating assets and liabilities:
Prepaid expenses	(5,584)	(44,533)
Accounts payable and accrued expenses	(2,367)	5,760
Net cash used in operating activities	(68,651)	(142,496)

Cash Flows from Investing Activities:
Investment of cash held in Trust Account	(105,357)	(169,094)
Cash withdrawn from Trust Account	5,635,379	9,389,959
Net cash provided by investing activities	5,530,022	9,220,865

Cash Flows from Financing Activities:
Advances from third party	—	170,000
Advance from related party	300,000	—
Proceeds from promissory notes – related parties	—	35,000
Redemption of common stock	(5,635,379)	(9,305,588)
Net cash used in financing activities	(5,335,379)	(9,100,588)

Net Change in Cash	125,992	(22,219)
Cash - Beginning	2,820	22,271
Cash - Ending	$128,812	$52

Supplemental disclosure of noncash investing and financing activities:
Change in value of common stock subject to possible redemption	$31,155	$63,626

The accompanying notes are an integral part of the condensed financial statements.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

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

On April 18, 2018 and May 17, 2018, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“NASDAQ”) stating that the Company had not timely filed its Annual Report on Form 10-K for the period ended December 31, 2017 or its Form 10-Q for the period ended March 31, 2018 (the “Filings”). As a result, the Company was not in compliance with NASDAQ Listing Rule 5250(c)(1) (the “Filing Rule”).The Company has 60 calendar days to submit a plan to regain compliance with the Filing Rule. If NASDAQ were to accept the Company’s plan, NASDAQ could grant the Company an extension of up to 180 calendar days from the Filing’s due date, or until October 15, 2018, to regain compliance with the Filing Rule. If NASDAQ does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a NASDAQ Hearings Panel.

On December 29, 2017, the Company’s stockholders approved an extension of the period of time in which the Company is required to consummate a Business Combination until June 30, 2018 (the “Extension Amendment”). The extension is to be implemented in 30-day increments. The number of shares of common stock presented for redemption in connection with the Extension Amendment was 537,804. On January 3, 2018, the Company distributed $5,635,379, or approximately $10.48 per share, to redeeming stockholders. In addition, the Company agreed to contribute $0.04 per share to the Trust Account for each public share that was not converted in connection with the approval of the Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from December 31, 2017 through June 30, 2018 (the “Contribution”). On January 4, 2018 and April 23, 2018, the Company deposited an aggregate of $140,475 into the Trust Account in connection with the Extension Amendment.

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

In consideration for their receipt of the Transferred Securities and its affiliates obtaining control of the board of directors of the Company, the Investors and its affiliates and associates (collectively, the “Investor Group”) agreed to use its and their best efforts to locate and consummate, on or prior to the June 30, 2018, a Business Combination for the Company acceptable to the Company’s stockholders. In addition, the Investors paid on behalf of the Company, or reimbursed the Sellers for, (i) $154,000, representing three months payment required by the Company for the Extension Amendment, and other accrued fees and expenses, and agreed pay to approximately $59,229 in additional documented Company expenses within 30 days. The Investors also agreed to assume responsibility for all ongoing costs and expenses of the Company, including, without limitation, payments associated with the Extension Amendment and costs and expenses associated with running and maintaining a publicly traded company following the closing of the transactions contemplated by the Agreement.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

On or about March 21, 2018, the negotiation of the definitive stock purchase agreement was terminated as the parties were unable to agree upon the final purchase price.

NOTE 2. LIQUIDITY AND GOING CONCERN

As of March 31, 2018, the Company had $128,812 in its operating bank accounts, $9,345,988 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its common stock in connection therewith and a working capital deficit of $3,231,705. As of March 31, 2018, approximately $40,000 of the amount on deposit in the Trust Account represented interest income, which is available for working capital purposes and to pay the Company’s tax obligations. To date, the Company has withdrawn an aggregate of $256,336 of interest from the Trust Account in order to fund working capital requirements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on June 15, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Common stock subject to possible redemption at March 31, 2018 and 2017, which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,294,035 shares of common stock, (2) rights sold in the Initial Public Offering and private placement that convert into 458,807 shares of common stock, and (3) 200,000 shares of common stock, warrants to purchase 100,000 shares of common stock and rights that convert into 20,000 shares of common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

NOTE 4. ADVANCE FROM RELATED PARTY

In January 2018, Oreva advanced the Company an aggregate of $300,000 to be used for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. As of March 31, 2018, advances outstanding amounted to $300,000.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on February 5, 2015, the holders of the Insider Shares, as well as the holders of the Private Units (and underlying securities) and any shares the Company’s sponsors, officers, directors or their affiliates may be issued in payment of working capital loans made to the Company, are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. Notwithstanding the foregoing, EarlyBirdCapital, Inc. (“EBC”) may only exercise such demand rights on one occasion. The holders of a majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of Common Stock are to be released from escrow. The holders of a majority of the Private Units or shares issued in payment of working capital loans made to the Company can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to the registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2018 and December 31, 2017, there are no shares of preferred stock issued or outstanding.

Common Stock – The Company is authorized to issue 11,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At March 31, 2018 and December 31, 2017, there were 2,141,228 and 2,137,415 shares of common stock issued and outstanding (excluding 105,008 and 646,625 shares of Common Stock subject to possible redemption), respectively.

BARINGTON/HILCO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

NOTE 7. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	December 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$9,345,988	$14,846,465

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2017 filed with the SEC on June 15, 2018. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On December 29, 2017, our stockholders approved an extension of the period of time in which we are required to consummate a Business Combination until June 30, 2018 (the “Extension Amendment”). The extension is to be implemented in 30-day increments. The number of shares of common stock presented for redemption in connection with the Extension Amendment was 537,804. On January 3, 2018, we distributed $5,635,379, or approximately $10.48 per share, to redeeming stockholders. In addition, we agreed to contribute $0.04 per share to the Trust Account for each public share that was not converted in connection with the approval of the Extension Amendment, for each 30-day period, or portion thereof, that is needed by us to complete a Business Combination from December 31, 2017 through June 30, 2018 (the “Contribution”). On January 4, 2018 and April 23, 2018, we deposited an aggregate of $140,475 into the Trust Account in connection with the Extension Amendment.

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

In consideration for their receipt of the Transferred Securities and its affiliates obtaining control of the board of directors of the Company, the Investors and its affiliates and associates (collectively, the “Investor Group”) agreed to use its and their best efforts to locate and consummate, on or prior to the June 30, 2018, a Business Combination for the Company acceptable to the Company’s stockholders. In addition, the Investors paid on behalf of the Company, or reimbursed the Sellers for, (i) $154,000, representing three months payment required by the Company for the Extension Amendment, and other accrued fees and expenses, and agreed pay to approximately $59,229 in additional documented Company expenses within 30 days. The Investors also agreed to assume responsibility for all ongoing costs and expenses of the Company, including, without limitation, payments associated with the Extension Amendment and costs and expenses associated with running and maintaining a publicly traded company following the closing of the transactions contemplated by the Agreement.

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

Results of Operations

All activity from inception to March 31, 2018 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2018, we had a net loss of $31,155, consisting of target identification expenses and operating costs of $60,700, offset by $29,545 of interest income on marketable securities held in our Trust Account.

For the three months ended March 31, 2017, we had a net loss of $63,626, consisting of target identification expenses and operating costs of $103,723, offset by $40,097 of interest income on marketable securities held in our Trust Account.

Liquidity and Capital Resources

At March 31, 2018, we had cash and marketable securities held in the Trust Account of $9,345,988 (including approximately $40,000 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us for working capital purposes and to pay taxes. To date, we have withdrawn approximately $256,000 of interest earned on the Trust Account in order to fund working capital requirements.

On January 3, 2018, we made a payment of $5,635,379 to the holders of the aggregate of 537,804 shares of common stock presented for redemption in connection with the Extension Amendment.

In January and April 2018, in connection with the Extension Amendment, we deposited an aggregate of $140,475 into the Trust Account as payment for the extension of time to consummate a Business Combination.

At March 31, 2018, we had cash of $128,812 held outside the Trust Account. In addition, as of March 31, 2018, we had accounts payable and accrued expenses of $2,156,751.

For the three months ended March 31, 2018 cash used in operating activities amounted to $68,651, resulting from a net loss of $31,155 and interest earned on marketable securities held in the Trust Account of $29,545. Changes in our operating assets and liabilities used cash of $7,951.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on June 15, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

BARINGTON/HILCO ACQUISITION CORP.

Date: June 15, 2018	By:	/s/ Paul Abramowitz
Name: Paul Abramowitz
Title: Chief Executive Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)